Form 10-Q
period 2025-03-31
VistaOne, L.P.
filed 2025-05-12
CIK 2044820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
000-56714

VistaOne, L.P.
(Exact Name of Registrant as Specified in its Charter)

Delaware	33-1386882
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Four Embarcadero Center, 20th Floor San Francisco, California	94111
(Address of principal executive offices)	(Zip Code)
(415)
765-6500
(Registrant’s telephone number, including area code)
Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None.	None.	None.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).  Yes ☐ No ☒
As of April 30, 2025, the registrant had the following limited partnership units outstanding: 1,520,400
Class A-B
units, 400,000
Class A-D
units, 6,930,742
Class A-I
units, 2,453,680
Class A-S
units and 380,040 Class E units.

i

Forward-Looking Statements

This report may contain forward-looking statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “goal,” “intend,” “project,” “seek,” “design to,” or the negative of these terms or other comparable terminology. These statements are based upon certain assumptions and analyses made by management on the basis of our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict, including general economic, market, competitive and business conditions, changes in laws or regulations, made by governmental authorities or regulatory bodies, and other regional, national or global economic and political developments. We believe these factors include those described under the section entitled “Risk Factors” in Post-Effective Amendment No. 2 to our Form 10 Registration Statement as filed on April 14, 2025 (as amended, the “Form 10”), as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be considered exhaustive and should be read in conjunction with other cautionary statements included in this report and our other SEC filings. Actual events or results may differ materially.

The forward-looking statements speak only as of the date of this report and you are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by applicable law.

Terms Used in This Report

Unless the context otherwise requires, references in this report to:

•

the term “Aggregators” refers collectively to VistaOne Aggregator I, L.P., a Delaware limited partnership (“Aggregator I”), VistaOne Aggregator II, L.P., a Cayman exempted limited partnership (“Aggregator II”), and VistaOne Aggregator III, L.P., a Cayman exempted limited partnership (“Aggregator III”) and, collectively with Aggregator I and Aggregator II, and each, individually, an “Aggregator”;

•	the term “Feeder” refers to VistaOne (TE), L.P., a Delaware limited partnership;

•	the terms “Fund,” “we,” “us,” “our,” and “VistaOne,” refer to VistaOne, L.P., a Delaware limited partnership;

•	the term “General Partner” refers to VistaOne GP, L.P., a Delaware limited partnership, our general partner;

•	the term “Intermediate Entity” refers to entities (including corporations) used to acquire, hold or dispose of any investment asset or otherwise facilitate the Fund’s investment activities;

•	the term “Lower Funds” refers to one or more vehicles used to aggregate the holdings of the Fund (including the Aggregators);

•	the term “Manager” refers to VEPF Management, L.P., a Delaware limited partnership, the Fund’s manager; and

•	the term “Vista” refers to Vista Equity Partners Management, LLC and its subsidiaries and affiliated entities.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
VistaOne, L.P.
Statements of Assets and Liabilities (Unaudited)

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$100,000	$100,000

Total Assets	$100,000	$100,000

Liabilities
Total Liabilities	$—	$—

Commitments and Contingencies (Note 5)
Net Assets
Limited partnership units – Class A-B, unlimited units authorized, no units issued and outstanding	—	—
Limited partnership units – Class A-D, unlimited units authorized, no units issued and outstanding	—	—
Limited partnership units – Class A-I, unlimited units authorized, no units issued and outstanding	—	—
Limited partnership units – Class A-S, unlimited units authorized, no units issued and outstanding	—	—
Limited partnership units – Class B, unlimited units authorized, no units issued and outstanding	—	—
Limited partnership units – Class D, unlimited units authorized, no units issued and outstanding	—	—
Limited partnership units – Class E, unlimited units authorized, no units issued and outstanding	—	—
Limited partnership units – Class I, unlimited units authorized, no units issued and outstanding	—	—
Limited partnership units – Class S, unlimited units authorized, no units issued and outstanding	—	—
Limited partnership units – Class V, unlimited units authorized, 4,000 units issued and outstanding	100,000	100,000

Total Net Assets	100,000	100,000

Total Liabilities and Net Assets	$100,000	$100,000

Net Asset Value Per Unit	$25.00	$25.00

See notes to financial statements.

VistaOne, L.P.
Notes to Financial Statements (Unaudited)
1. Organization
VistaOne, L.P. (the “Fund”) is a Delaware limited partnership formed on September 30, 2024, and is a private investment fund exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Fund’s investment program is designed to offer eligible individual investors access to the investment strategies of the Vista private equity funds, which primarily focus on acquiring controlling interests in “small cap,” middle-market and “mid cap” and upper middle market and “large cap” enterprise software, data and technology-enabled solutions companies and future Vista-managed private equity strategies (the “Vista Strategies”). The Fund is structured as a perpetual vehicle, with monthly, fully funded subscriptions and periodic repurchase offers.
The Fund intends to conduct a continuous private offering of its units in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (“1933 Act”), to investors that are both (a) accredited investors (as defined in Regulation D and Regulation S under the 1933 Act) and (b) qualified purchasers (as defined in the 1940 Act and rules thereunder).
VistaOne GP, L.P., a Delaware limited partnership, is the Fund’s general partner (the “General Partner”). The General Partner delegates the portfolio management function regarding the Fund to VEPF Management, L.P. (the “Manager”). The Manager is a wholly owned subsidiary of Vista Equity Partners Management, LLC (“Vista”) that is registered with the Securities and Exchange Commission (the “SEC”) as a “relying adviser” through a single “umbrella” registration with Vista.
As of March 31, 2025, the Fund had not commenced investment activities. There have been no operations other than a sale of seed capital to the General Partner as disclosed in Note 4 to the financial statements. A statement of operations, statement of changes in net assets, statement of cash flows and financial highlights have not been presented as the Fund has not commenced operations.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited financial statements of the Fund have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form
10-Q
and with the rules and regulations of the SEC. The Fund is an investment company in accordance with the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 946, Financial Services-Investment Companies and follows the accounting and reporting guidance under ASC 946.
Use of Estimates
The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and contingencies as of the reporting date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates included in the financial statements and accompanying notes, and such differences could be material.
Cash and Cash Equivalents
Cash and cash equivalents consist of deposits with financial institutions, money market funds and other short-term investments with an initial maturity of three months or less and are carried at cost, which approximates fair value. At times, the Fund may have bank balances in excess of federally insured limits.
Income Taxes
The Fund is treated as a partnership for U.S. federal income tax purposes and files U.S. federal, state, and local tax returns as prescribed by the tax laws of the jurisdictions it operates in. The Fund is not subject to U.S. federal income tax but may be subject to certain state and local taxes. Any income, expenses, gains and losses are passed through to the unitholders of the Fund and each unitholder is individually liable for the taxes on their share of the Fund’s taxable income or loss. There were no income taxes incurred by the Fund for the quarter ended March 31, 2025.

VistaOne, L.P.
Notes to Financial Statements (Unaudited)

Organizational and Offering Expenses
Organizational and offering costs will only be borne by the Fund when the Fund first accepts third party investors and commences investment activities, at which time, costs associated with the organization of the Fund will be expensed as incurred, with the exception of offering costs. Offering costs will be capitalized as a deferred expense and included on the Statement of Assets and Liabilities and amortized over a twelve-month period from incurrence. As of March 31, 2025, third party investors have not been accepted and investment activities have not yet commenced, therefore organizational and offering expenses are not recorded in the accompanying financial statements.
Affiliates
The General Partner, Manager, the Feeder (as defined below), and any other vehicle sponsored, advised and/or managed by Vista, are affiliates of the Fund.
3. Related Party
Transactions
Partnership Agreement
The Fund has entered into a limited partnership agreement with the General Partner, dated September 30, 2024, as amended and restated on April 1, 2025. Overall responsibility for the Fund’s oversight rests with the General Partner, subject to certain oversight rights by the Fund’s board of directors. The General Partner will delegate the Fund’s portfolio management function to the Manager.
Performance Participation Allocation
The General Partner or an affiliate thereof, will be allocated and paid as a distribution an incentive allocation (the “Performance Participation Allocation”) equal to 15% of the total return, subject to a 5% annual hurdle amount and a high-water mark with a 100%
catch-up
.
The Performance Participation Allocation is calculated based on the Fund’s Transactional Net Asset Value (as defined below) attributable to an investor’s units. Such allocation will be measured on a calendar year basis, or paid annually and accrued monthly (subject to pro-rating
for partial periods), payable either in cash, units of the Fund and/or shares, units or interests of any vehicles used to aggregate the holdings of the Fund (the “ Lower Funds”). Class E and Class V (“Vista Units”) do not pay a Performance Participation Allocation.
Investment Management Agreement
The Fund has entered into an investment management agreement (the “Investment Management Agreement”) with the Manager, dated April 1, 2025, pursuant to which the Manager is entitled to receive a management fee (the “Management Fee”).
The Management Fee is payable monthly in arrears in an amount equal to 1.25% per annum of the month-end
Transactional Net Asset Value (as defined below) attributable to the number of units held by an investor, each before giving effect to any accruals for the Management Fee, the servicing fee, the Performance Participation Allocation, unit repurchases for that month, any distributions and without taking into account any taxes of any intermediate entity or subsidiary through which the Fund indirectly invests in a portfolio company, as determined in the good faith judgment of the General Partner; provided, that with respect to
Class A-B,
Class A-D,
Class A-I,
and
Class A-S
(collectively the “Anchor Units”), the Management Fee shall be waived for the first six months beginning with the date of the initial offering, when the Fund accepts third party investors, and will equal 0.75% per annum of the month-end
Transactional Net Asset Value (as defined below) attributable to the Anchor Units for a period of
30-months
thereafter
Vista Units do not pay a
Management
Fee. The Manager may elect to receive the Management Fee in cash, units of the Fund and/or shares, units or interests of any Lower Funds.
Expense Support Agreement
The Fund has entered into an expense support agreement with the Manager as described within Note 5 to the financial statements.
Feeder
Vista has formed VistaOne (TE), L.P. (the “Feeder”). The Feeder is established
for certain investors with particular tax characteristics, such as certain U.S.
tax-exempt
investors and certain
non-U.S.
investors. The Feeder intends to invest all of its investable assets in a
non-U.S.
entity treated as a corporation for U.S. federal income tax purposes which, in turn, intends to invest in
Class A-I
units and Class I units of the Fund. Investors in the Feeder will indirectly bear a portion of the Management Fee and Performance Participation Allocation paid by the Fund without duplication of expenses at the Feeder.

VistaOne, L.P.
Notes to Financial Statements (Unaudited)

Other Transactions
As of March 31, 2025, the General Partner, an affiliate of the Fund, owned 4,000 units of the Fund.
4. Net Assets
The Fund intends to offer eight classes of units to third party investors:
Class A-B
units,
Class A-D
units,
Class A-I
units,
Class A-S
units, Class B units, Class D units, Class I units, and Class S units. Additionally, the Fund intends to offer Class E units to Vista affiliates, officers, directors, employees and certain strategic partners, in Vista’s sole discretion.
The purchase price per unit of each class is equal to the transactional net asset value (“Transactional NAV”) per unit for such class as of the last calendar day of the immediately preceding month. The Transactional NAV per unit for each class will be determined by dividing the total assets of the Fund attributable to such class, less the value of any liabilities of such class, by the total number of outstanding units of such class. Until the Fund has determined its first Transactional NAV, which is expected to be as of the end of the first full month after the Fund has accepted third party investors and begun investment operations, the subscription price for units will be $25.00 per unit plus applicable subscription fees.
On December 20, 2024, the General Partner purchased 4,000 Class V units at a price of $25.00 per unit as its initial seed capital. As of March 31, 2025, the General Partner was the Fund’s only unitholder.
5. Commitments and Contingencies
Expense Support Agreement
The Manager has agreed to advance all or a portion of organizational and offering expenses and all or a portion of the expenses to be borne by the Fund (collectively, “Expense Support”) pursuant to an expense support agreement executed as of December 30, 2024 between the Fund and the Manager (the “Expense Support Agreement”) through one year following the date of the initial acceptance by the Fund of a subscription for units by unaffiliated investors. The Expense Support Agreement may be renewed for additional periods, which may be non-consecutive
and for a period of time to be determined by the Manager. The Fund will reimburse the Manager for all such advanced expenses rateably over the 60 months following the first anniversary of the date of the initial acceptance of third party investors. As of March 31, 2025, the Manager and its affiliates have incurred an estimated $8.4 million of organizational, offering and other Fund expenses on behalf of the Fund. The amount will be borne by the Fund from when it has accepted third party investors and commenced investment activities, which occurred on April 1, 2025.
6. Subsequent Events
Management has evaluated the impact of all subsequent events on the Fund through the date the financial statements were available to be issued and has determined there were no subsequent events requiring adjustment or additional disclosure in the financial statements, except as noted below.
On April 1, 2025, the Fund had its initial acceptance of a subscription for units by unaffiliated investors and commenced operations as summarized below. The issuance of these units commenced the beginning of the Expense Support Agreement period, which will remain in effect through and including March 31, 2026, but may be renewed for additional periods.
On April 1, 2025, the General Partner redeemed the initial seed capital of 4,000 Class V units at a price of $25.00 per unit for a total redemption value of $100,000. The General Partner no longer holds any units in the Fund.

VistaOne, L.P.
Notes to Financial Statements (Unaudited)

Unregistered Sale of Equity Securities
On April 1, 2025, the Fund issued and sold the following unregistered limited partnership units to third-party investors
and independent directors for cash:

Class	Number of Units Sold	Aggregate Consideration
Class A-B	1,520,400	$38,010,000
Class A-D	400,000	$10,000,000
Class A-I	6,930,742	$173,268,550
Class A-S	2,453,680	$61,342,000
On April 1, 2025, as part of the private offering, the Fund also offered and sold 380,040 Class E units of the Fund at a price of $25.00 per Class E unit to certain employees of Vista Equity Partners Management, LLC and officers and directors of the Fund, for aggregate consideration of $9,501,000. The aggregate consideration for all units sold was $292.1 million.
Director’s Compensation
On April 1, 2025, the Fund issued 1,000 restricted Class E units to each of the three independent directors of the Fund’s board of directors, based on the transaction price of $25.00 per unit. Such restricted Class E units shall vest one year following the date of grant on January 28, 2025.
Investments
On April 23 and May 7, 2025, the Fund acquired investments in 12 portfolio companies from Vista and its affiliates at cost or cost plus a financing charge, totaling $
278.9
 million. The portfolio companies are primarily headquartered in the Americas and in the software sector.
Investment Management Agreement
On April 1, 2025, the Fund entered into an Investment Management
Agreement
with the Manager. The key terms of the Investment Management Agreement are described within Note 3 to the financial statements.

Amended and Restated Limited Partnership Agreement
On April 1, 2025, the Fund executed its amended & restated Limited Partnership Agreement (“A&R LPA”), which amended and restated the Fund’s Limited Partnership Agreement. Pursuant to the A&R LPA, overall responsibility for oversight of the Fund rests with the General Partner, subject to certain oversight rights held by the Fund’s board of directors, including the independent directors thereof, with respect to the periodic reports under the Securities Exchange Act of 1934, as amended, and certain situations involving conflicts of interest. In addition, among other things, the A&R LPA provides for (i) the composition of the Fund’s board of directors, (ii) certain transactions requiring approval of the independent directors, (iii) a leverage limit of 30%, except for certain exceptions described therein, (iv) indemnification and exculpation provisions, (v) the types of fees and expenses chargeable to the Fund, and (iv) the Fund’s ability to establish a unit repurchase program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited financial statements and the related notes to the financial statements included in Item 1 of Part I of this Form 10-Q. This discussion contains forward-looking statements and actual results may differ materially from those contained in or implied by any forward-looking statements.

Overview

VistaOne, L.P. (the “Fund”) was formed on September 30, 2024, as a Delaware limited partnership exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940.

The Fund’s investment objective is to acquire interests in enterprise software, data, and technology-enabled solutions companies (“Private Equity Investments”) with value creation potential, to deliver medium-to-long-term capital appreciation. The Fund expects to leverage Vista Equity Partners Management, LLC’s (“Vista”) operational and investment capabilities to transform target companies into profitable, growth-oriented businesses with predictable cash flows.

The Fund anticipates accessing Private Equity Investments primarily through direct investments, but may access them through various methods, including:

•	Direct investments: Investments in companies and other private assets, directly or through intermediate entities (“Direct Investments”)

•

Secondary investments: Secondary market purchases of existing investments in Target Funds managed by Vista or third-party fund managers (“Secondary Investments”) (as used herein, “Target Funds” means any collective investment scheme and/or similar pooled vehicle (whether regulated or unregulated and whether based in the United States or abroad) in which any Vista entity holds, directly or indirectly, or is considering, making an investment)

•	Primary commitments: Primary capital commitments to Target Funds managed by Vista or third-party fund managers (“Primary Commitments”)

The Fund will target an allocation of up to 25% of its net asset value in debt and other type of liquid securities, such as, but not limited to, U.S. Treasury securities, U.S. government agency securities, money market funds, public equities, debt securities, or shares and/or units of exchange traded funds, to provide a potential source of liquidity and facilitate deployment of capital. These types of debt and other liquid securities may exceed 25% of the Fund’s assets at any given time due to factors including a large inflow of capital over a short period of time, an increase in anticipated cash requirements, pending the deployment of subscription monies in investments, or for other reasons as the Manager determines.

The Fund’s units will not be listed for trading on any securities exchange or other trading market. There is currently no secondary market for its units, and one is not expected to develop. The Fund anticipates conducting a continuous private offering of its Class A-B units, Class A-D units, Class A-I units, Class A-S units, Class B units, Class D units, Class I Units and Class S units on a monthly basis in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended, including Regulation D and Regulation S.

The Fund intends to adopt a unit repurchase program allowing for quarterly repurchases of up to 5% of the Fund’s aggregate net asset value as of the close of the previous calendar quarter. There may be quarters in which the Fund does not repurchase units and it is possible that units will not be repurchased at all for an extended period.

Subsequent Notable Transactions

On April 1, 2025, the Fund executed its amended & restated Limited Partnership Agreement which amended and restated the Fund’s Limited Partnership Agreement and the Fund entered into an Investment Management Agreement with VEPF Management, L.P. (the “Manager”). Additionally, on April 1, 2025, the Fund issued and sold Class A-B, Class A-D, Class A-I and Class A-S partnership units to third party investors and independent directors and Class E units to certain employees of Vista Equity Partners Management, LLC and officers and directors of the Fund for total consideration of $292.1 million.

On April 23 and May 7, 2025, the Fund acquired investments in 12 portfolio companies from Vista and its affiliates at cost or cost plus a financing charge, totaling $278.9 million. The portfolio companies are primarily headquartered in the Americas and in the software sector.

For additional information, see Note 6 to the financial statements included in Part I. Item 1. Financial Statements in this report.

Results of Operations

As of March 31, 2025, the Fund had not commenced investment operations and held no investments.

Revenues

The Fund plans to generate revenues primarily from its Private Equity Investments, including dividends, distributions and capital appreciation on its Direct Investments, Secondary Investments and Primary Commitments. To a lesser extent, the Fund anticipates generating revenue in the form of interest and dividend income from its investments in debt and other types of liquid securities.

Expenses

Expense Support

The Manager has agreed to advance organizational, offering and other Fund expenses on behalf of the Fund through the first anniversary of the date on which the Fund first accepts third-party investors and begins investment operations. The Fund will reimburse the Manager for all such advanced expenses ratably over a 60 month period following the first anniversary of the date on which it accepted third-party investors and begins investment operations.

Management Fee

The Manager is entitled to a management fee (the “Management Fee”) based on the month-end Transactional NAV of certain unit classes, calculated before accruals for the Management Fee, performance participation allocation (as defined below), and servicing fee, as well as unit repurchases and distributions. The Management Fee is equal to 1.25% per annum for Class B, Class D, Class I, and Class S units. For Class A-B, Class A-D, Class A-I, and Class A-S units, the Management Fee is waived for the first six months following the date the Fund first accepts third party investors and is reduced to 0.75% per annum for the next 30 months. Class E and Class V units are exempt from the Management Fee.

Performance Participation Allocation

The General Partner is entitled to receive an incentive allocation (the “Performance Participation Allocation”) equal to 15.0% of the Total Return, subject to a 5.0% annual Hurdle Amount and a High Water Mark (each as defined in the Fund’s amended & restated Limited Partnership Agreement) with a 100% Catch-Up (as defined below). The General Partner is allocated a Performance Participation Allocation in an amount equal to:

(i)

first, if Total Return for the period exceeds the sum of the Hurdle Amount for that period and the Loss Carryforward Amount (as defined in the Fund’s amended & restated Limited Partnership Agreement) (the “Excess Profits”), 100% of Excess Profits is allocated until the General Partner has received 15% of the sum of the Hurdle Amount and prior allocations under this clause (the “Catch-Up”); and

(ii)	second, 15% of any remaining Excess Profits is allocated to the General Partner.

The Performance Participation Allocation accrues monthly and is paid annually. Class E and Class V units are exempt from the Performance Participation Allocation.

Servicing Fees

The Fund will accrue and pay monthly participating broker dealers and other intermediaries ongoing servicing fees based on the net asset value of certain unit classes. For Class A-S and Class S units the fee is 0.85% of net asset value, Class A-B and Class B units is 0.50% of net asset value, and Class A-D and Class D units is 0.25% of net asset value. Class A-I, Class I, Class E and Class V units do not incur a servicing fee. In calculating the servicing fee, the Fund uses its net asset value before giving effect to any accruals for the servicing fee, repurchases, if any, for that month and distributions payable on its units.

Financial Condition, Liquidity and Capital Resources

In December 2024, the General Partner made an initial seed capital contribution of $100,000 in cash, in exchange for 4,000 Class V units. As of March 31, 2025 the General Partner was the Fund’s only unitholder, and the Fund redeemed the units on April 1, 2025.

The Fund expects to generate cash primarily from (i) the net proceeds of its continuous private offering of its units, (ii) cash flows from its operations, and (iii) any financing arrangements it may enter into in the future.

The Fund’s primary use of cash will be for (i) Private Equity Investments transactions, (ii) the cost of operations (including the Management Fee and Performance Participation Allocation), (iii) debt service of any borrowings, (iv) periodic repurchases, and (v) cash distributions, if any, to unit holders to the extent declared by the General Partner.

On April 1, 2025, the Fund issued and sold Class A-B, Class A-D, Class A-I and Class A-S partnership units to third-party investors and independent directors and Class E units to certain employees of Vista Equity Partners Management, LLC and officers and directors of the Fund for total consideration of $292.1 million.

For additional information, see Note 6 to the financial statements included in Part I. Item 1. Financial Statements in this report.

Contractual Obligations and Commitments

For contractual obligations and commitments extending beyond March 31, 2025, see Note 5 to the financial statements included in Part I. Item 1. Financial Statements in this report.

Critical Accounting Policies and Estimates

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s financial position and results of operations. Please refer to Note 2 to the financial statements in this report for further discussion of the Fund’s accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Fund will be subject to financial market risks, including changes in fair values, interest rates and sector specific concentration risk. In line with its investment objective, the Fund intends to invest primarily in Private Equity Investments in enterprise software, data and technology-enabled solutions companies.

Many of the Fund’s investments will not have a readily available market price. The investments will be reported at fair value and the valuation methodologies used may involve subjective judgments and projections, as determined by the General Partner in accordance with the Fund’s valuation policy.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Co-Chief Executive Officers (co-principal executive officers) and Chief Financial Officer (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. Management recognizes there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, and no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We, under the supervision of and with participation of our management, including the Co-Chief Executive Officers and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in the Fund’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this report that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, the Fund may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with portfolio companies the Fund has an interest in. The Fund may also be subject to regulatory proceedings. As of March 31, 2025, the Fund is not subject to any material legal proceedings.
Item 1A. Risk Factors
For information regarding the risk factors that could affect the Fund’s business, operating results, financial condition and liquidity, see the information under “Item 1A. Risk Factors” in the Form 10. There have been no material changes to the risk factors previously disclosed in the Form 10.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety
Disclosures
Not applicable.
Item 5. Other Information
On May 8, 2025, the General Partner appointed Curtis Buser to fill a vacancy on the Fund’s Board of Directors (the “Board”) as an independent director of the Board and as a member and chair of the Fund’s Audit Committee, with each appointment effective on May 12, 2025, for a term of three years, or until earlier death, disability, resignation or removal, which term is renewable by the General Partner in its sole discretion.
Mr. Buser, 61, has served as a financial executive for more than three decades. Mr. Buser most recently served as chief financial officer of The Carlyle Group Inc. (“Carlyle”), from December 2014 until his retirement in September 2023 and previously served as its chief accounting officer from May 2004 until December 2014. Mr. Buser was also a member of Carlyle’s leadership and operating committees. Prior to joining Carlyle in 2004, he was an audit partner with Ernst & Young. He began his career with Arthur Andersen and was admitted to its partnership in 1997. Mr. Buser graduated from Georgetown University in 1985.
For service as a director, Mr. Buser will receive compensation in accordance with the Fund’s compensation policy for independent directors, as disclosed under “Item 6. Executive Compensation” in the Form 10, including a grant of restricted Class E units, with an aggregate value of $25,000, on the date that the Fund’s April 30, 2025 transactional net asset value is determined.
Mr. Buser has no arrangements or understandings with any other person pursuant to which he was selected as a director and is not a party to any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

3.1	Certificate of Limited Partnership of VistaOne, L.P. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10, filed on December 9, 2024)

3.2	Amended and Restated Limited Partnership Agreement of VistaOne, L.P. dated as of April 1, 2025 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on April 7, 2025)

10.1	Investment Management Agreement dated as of April 1, 2025, between VistaOne, L.P. and VEPF Management, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 7, 2025)

10.2+	Form of Independent Director Restricted Unit Award Agreement

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Compensatory plan or arrangement in which directors are eligible to participate.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and unitholders should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VistaOne, L.P.

Date: May 12, 2025	By:	/s/ David A. Breach
David A. Breach, Co-Chief Executive Officer and Director
(Co-Principal Executive Officer)

Date: May 12, 2025	By:	/s/ Monti Saroya
Monti Saroya, Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: May 12, 2025	By:	/s/ Rohan Ranadive
Rohan Ranadive, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)