Form 10-Q
period 2025-06-30
VistaOne, L.P.
filed 2025-08-13
CIK 2044820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30,
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
of the Exchange Act). Yes ☐ No ☒
As of July 31, 2025, the registrant had the following limited partnership units outstanding: 4,420,650
Class A-B
units, 785,642
Class A-D
units, 13,726,852
Class A-I
units, 5,242,908
Class A-S
units and 399,045 Class E units.

i

Forward-Looking Statements

This report may contain forward-looking statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “goal,” “intend,” “project,” “seek,” “design to,” or the negative of these terms or other comparable terminology. These statements are based upon certain assumptions and analyses made by management on the basis of our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict, including general economic, market, competitive and business conditions, changes in laws or regulations, made by governmental authorities or regulatory bodies, and other regional, national or global economic and political developments. We believe these factors include those described under the section entitled “Risk Factors” in Post-Effective Amendment No. 3 to our Form 10 Registration Statement as filed on June 6, 2025 (as amended, the “Form 10”), as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be considered exhaustive and should be read in conjunction with other cautionary statements included in this report and our other SEC filings. Actual events or results may differ materially.

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

•

the term “Transactional NAV” refers to the price at which subscriptions and repurchases of the Fund’s units are made (as the context requires), calculated in accordance with valuation policies and procedures that have been approved by the General Partner;

•

the term “Units” refers to the Fund’s limited partnership units. There are nine classes of Units available to investors of the Fund: Class A-B, Class B, Class A-D, Class D, Class A-I, Class I, Class A-S, Class S and Class R. Additionally, Class E and Class V Units are available to Vista and certain of its affiliates and employees and the Fund’s employees, officers and directors and are not being offered to other investors; and

•	the term “Vista” refers to Vista Equity Partners Management, LLC and its subsidiaries and affiliated entities.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
VistaOne, L.P.
Consolidated Statements of Assets and Liabilities (Unaudited)

	June 30, 2025	December 31, 2024
Assets
Investments, at fair value (cost of $340,853,159 and $0, respectively)	$388,044,057	$—
Cash and cash equivalents	177,057,547	100,000
Interest receivable	731,377	—
Deferred offering costs	857,587	—
Due from affiliate	22,575	—

Total Assets	$566,713,143	$100,000

Liabilities
Due to Manager	13,308,905	—
Accrued performance participation allocation	7,212,783	—
Accrued servicing fees	7,396,304	—

Total Liabilities	$27,917,992	$—

Commitments and Contingencies (Note 6)

Net Assets	$538,795,151	$100,000

Net Assets Consist of
Limited partnership units – Class A-B, unlimited units authorized (3,035,582 and 0 units issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	$79,863,672	$—
Limited partnership units – Class A-D, unlimited units authorized (785,642 and 0 units issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	20,928,507	—
Limited partnership units – Class A-I, unlimited units authorized (11,680,112 and 0 units issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	314,530,724	—
Limited partnership units – Class A-S, unlimited units authorized (4,368,705 and 0 units issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	112,617,581	—
Limited partnership units – Class E, unlimited units authorized (399,045 and 0 units issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	10,854,667	—
Limited partnership units – Class V, unlimited units authorized (0 and 4,000 units issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	—	100,000

Net Assets	$538,795,151	$100,000

See notes to consolidated financial statements.

VistaOne, L.P.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Investment Income
Interest income	$2,116,340	$2,116,340

Total Investment Income	2,116,340	2,116,340

Expenses
Organizational expenses	7,784,381	7,784,381
Performance participation allocation	7,212,783	7,212,783
General and administrative expenses	2,846,138	2,846,138
Professional fees	1,375,889	1,375,889
Management fees	809,639	809,639
Deferred offering costs amortization	283,659	283,659
Directors’ fees and expenses	196,667	196,667

Total Expenses	20,509,156	20,509,156

Less:
Management fees waived	(809,639)	(809,639)

Total Expenses after Fees Waived	19,699,517	19,699,517

Net Investment Loss	(17,583,177)	(17,583,177)

Net Unrealized Gain (Loss) on Investments
Net change in unrealized appreciation (depreciation) on investments	47,190,898	47,190,898

Net Unrealized Gain	47,190,898	47,190,898

Net Increase in Net Assets Resulting from Operations	$29,607,721	$29,607,721

See notes to consolidated financial statements.

VistaOne, L.P.
Consolidated Statements of Change in Net Assets (Unaudited)

	Six Months Ended June 30, 2025
	Class A-B Units	Class A-D Units	Class A-I Units	Class A-S Units	Class E Units	Class V Units	Total
Net Assets at December 31, 2024	$—	$—	$—	$—	$—	$100,000	$100,000
Operations:
Net investment loss	—	—	—	—	—	—	—
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—

Net increase in net assets resulting from operations	—	—	—	—	—	—	—

Accrued servicing fees	—	—	—	—	—	—	—
Capital Unit Transactions:
Contributions for units issued	—	—	—	—	—	—	—
Distributions for units redeemed	—	—	—	—	—	—	—

Net increase in net assets from capital unit transactions	—	—	—	—	—	—	—

Net Assets at March 31, 2025	—	—	—	—	—	$100,000	$100,000

Operations:
Net investment loss	$(2,440,859)	$(658,780)	$(10,441,565)	$(3,725,516)	$(316,457)	$—	$(17,583,177)
Net change in unrealized appreciation (depreciation)	6,761,678	1,857,527	27,545,175	9,891,811	1,134,707	—	47,190,898

Net increase in net assets resulting from operations	4,320,819	1,198,747	17,103,610	6,166,295	818,250	—	29,607,721

Accrued servicing fees	(2,087,147)	(270,240)	—	(5,101,714)	—	—	(7,459,101)
Capital Unit Transactions:
Contributions for units issued	77,630,000	20,000,000	297,427,114	111,553,000	10,036,417	—	516,646,531
Distributions for units redeemed	—	—	—	—	—	(100,000)	(100,000)

Net increase (decrease) in net assets from capital unit transactions	77,630,000	20,000,000	297,427,114	111,553,000	10,036,417	(100,000)	516,546,531

Net Assets at June 30, 2025	$79,863,672	$20,928,507	$314,530,724	$112,617,581	$10,854,667	$—	$538,795,151

Capital Activity
Units issued	3,035,582	785,642	11,680,112	4,368,705	399,045	4,000	20,273,086
Units redeemed	—	—	—	—	—	(4,000)	(4,000)

Units outstanding as of June 30, 2025	3,035,582	785,642	11,680,112	4,368,705	399,045	—	20,269,086

See notes to consolidated financial statements.

VistaOne, L.P.
Consolidated Statement of Cash Flows (Unaudited)

Six Months Ended June 30,
2025
Operating Activities
Net increase in net assets resulting from operations	$29,607,721
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized (appreciation) depreciation on investments	(47,190,898)
Issuance of Class E units for Directors’ fees and expenses	35,417
Purchase s of investments	(340,853,159)
Changes in operating assets and liabilities:
Due from affiliate	(22,575)
Interest receivable	(731,377)
Deferred offering costs	(857,587)
Due to Manager	13,308,905
Accrued performance participation allocation	7,212,783

Net cash used in operating activities	(339,490,770)

Financing Activities
Proceeds from issuance of units	516,611,114
Payment on units redeemed	(100,000)
Payment of servicing fees	(62,797)

Net cash provided by financing activities	516,448,317

Cash and Cash Equivalents
Net increase in cash and cash equivalents	176,957,547
Cash and cash equivalents, beginning of period	100,000

Cash and cash equivalents, end of period	$177,057,547

Supplemental Disclosure of Non-Cash Financing Activities:
Accrued servicing fees	$7,459,101
See notes to consolidated financial statements.

VistaOne, L.P.
Condensed Consolidated Schedule of Investments as of June 30, 2
02
5 (Unaudited)

Investment	Asset	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments (a)
Enterprise Software Portfolio Companies (b)
Collaboration
Smartsheet, Inc.	Equity interest held through VEPF Einstein Aggregator, L.P.	Americas	$121,452,866	22.5%

			121,452,866	22.5%
Energy (c)
Other investment(s) in Equity		APAC	21,269,704	3.9%

			21,269,704	3.9%
Enterprise Resource Planning
Jaggaer, LLC	Equity interest held through Javelin Aggregator, L.P.	Americas	62,149,162	11.5%
Other investment(s) in Equity		Americas	24,661,101	4.6%

			86,810,263	16.1%
Government (c)
Other investment(s) in Equity		Americas	8,500,000	1.6%

			8,500,000	1.6%
Healthcare (c)
Other investment(s) in Equity		Americas	15,698,457	2.9%

			15,698,457	2.9%
Industrials
Amtech Software	Equity interest held through Assembly Buyer, LLC	Americas	29,600,000	5.5%

			29,600,000	5.5%
Insurance (c)
Other investment(s) in Equity		Americas	20,719,181	3.8%

			20,719,181	3.8%
IT Operations (c)
Other investment(s) in Equity		Americas	16,883,009	3.1%

			16,883,009	3.1%
Legal, Risk & Compliance
Avalara, Inc.	Equity interest held through Lava Aggregator, L.P.	Americas	27,021,089	5.0%
Other investment(s) in Equity		Americas	4,675,608	0.9%

			31,696,697	5.9%
Security
KnowBe4, Inc.	Equity interest held through Oranje Aggregator, L.P.	Americas	27,110,455	5.0%

			27,110,455	5.0%
Transportation (c)
Other investment(s) in Equity		Americas	8,303,425	1.5%

			8,303,425	1.5%
Total Investments in Enterprise Software Portfolio Companies (Cost $ 340,853,159 )			$388,044,057	72.0%

Cash Equivalents
Money Market Fund
JPMorgan 100% U.S. Treasury Securities Money Market Fund, 4.17% (d)		N/A	176,807,547	32.8%

Total Cash Equivalents (Cost $ 176,807,547 )			$176,807,547	32.8%

Total Investments and C ash Equivalents (Cost $517,660,706)			$564,851,604	104.8%

APAC	Asia Pacific.
N/A	Not applicable.

(a)
Portfolio Companies are generally considered equity interests, which includes different forms of interests and rights and obligations that represent ownership in an entity or the right to
acquire or dispose of ownership in an entity, including but not limited to (1) common equity, (2) preferred equity, (3) warrants and (4) other equity-linked securities.

(b)	Sector breakdown provided reflects the ultimate end market or services that the Fund’s investments in enterprise software companies serve.
(c)	There were no single investments in this category whose fair value exceeded 5% of net assets at period end.
(d)	Annualized 7-day yield as of period end.
See notes to consolidated financial statements.

VistaOne, L.P.
Notes to Financial Statements (Unaudited)
1. Organization
VistaOne, L.P. (the “Fund”) is a Delaware limited partnership formed on September 30, 2024, and is a private investment fund exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Fund’s investment program is designed to offer eligible individual investors access to the investment strategies of the private equity funds managed by Vista Equity Partners Management, LLC and its subsidiaries and affiliated entities (“Vista”), which primarily focus on acquiring controlling interests in “small cap,” middle-market and “mid cap” and upper middle market and “large cap” enterprise software, data and technology-enabled solutions companies and future Vista-managed private equity strategies. The Fund is structured as a perpetual vehicle, with monthly, fully funded subscriptions and periodic repurchase offers.
The Fund conducts a continuous private offering of its limited partnership units (“Units”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (“1933 Act”), to investors that are both (a) accredited investors (as defined in Regulation D and Regulation S under the 1933 Act) and (b) qualified purchasers (as defined in the 1940 Act and rules thereunder).
VistaOne GP, L.P., a Delaware limited partnership, is the Fund’s general partner (the “General Partner”). The General Partner delegates the portfolio management function regarding the Fund to VEPF Management, L.P. (the “Manager”). The Manager is a wholly owned subsidiary of Vista that is registered with the Securities and Exchange Commission (the “SEC”) as a “relying adviser” through a single “umbrella” registration with Vista.
The Fund had its initial acceptance of a subscription for Units by unaffiliated investors and commenced investment operations on April 1, 2025.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Fund have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form
10-Q
and with the rules and regulations of the SEC. The Fund is an investment company in accordance with the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 946, Financial Services-Investment Companies and follows the accounting and reporting guidance under ASC 946.
Use of Estimates
The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and contingencies as of the reporting date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates included in the consolidated financial statements and accompanying notes, and su ch
differences could be material.
Basis of Consolidation
In accordance with ASC 946, the Fund generally does not consolidate investments unless the Fund has a controlling financial interest in an investment company or operating company whose business consists of providing services to the Fund. The Fund determines whether it has a controlling financial interest in an investment company or operating company at such company’s inception or time of acquisition and continuously reconsiders this conclusion. Accordingly, the Fund consolidates in its consolidated financial statements the accounts of certain wholly owned subsidiaries that meet the criteria. All significant intercompany balances and transactions have been eliminated in consolidation.

VistaOne, L.P.
Notes to Financial Statements (Unaudited)

Cash and Cash Equivalents
Cash and cash equivalents consist of deposits with financial institutions, money market funds and other short-term investments with an initial maturity of three months or less and are carried at cost, which approximates fair value. At times, the Fund may have bank balances in excess of federally insured limits.
Accrued Servicing Fees
The Fund pays participating brokers or other financial intermediaries a servicing fee in the amount of (a) 0.85% per annum of the aggregate Transactional NAV for the Class A-S and Class S Units, (b) 0.50% per annum of the aggregate Transactional NAV for the Class A-B and Class B Units and (c) 0.25% per annum of the aggregate Transactional NAV for the Class A-D and Class D Units, each based on the Transactional NAV
(as defined below)
as of the last day of each month, payable monthly. No servicing fee is payable for the Class A-I Units, Class I Units or the Vista Units.
Under GAAP, the Fund accrues the cost of the servicing fees for the estimated life of its Units as an offering cost at the time the Fund sells Class A-S, Class S, Class A-B, Class B, Class A-D and Class D Units.
Investment Valuation
The Fund’s investments are valued at fair value monthly and for financial reporting purposes, as of the report date. GAAP defines fair value as the price a fund would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In the absence of observable market prices, the Fund’s investments are valued in accordance with the General Partner’s policies and based on valuation methodologies applied on a consistent basis as described below and within Note 3. Investment Valuation and Fair Value Measurements within the consolidated financial statements.
The methods used to estimate the fair value of the Fund’s investments include industry-accepted valuation methodologies such as (i) the market approach (whereby fair value is derived by reference to observable valuation measures for comparable companies (e.g., multiplying a key performance metric of the investee company, such as EBITDA, by a relevant valuation multiple observed in the range of comparable companies or transactions) adjusted by the General Partner for differences between the investment and the referenced comparables) or (ii) the income approach (e.g., the discounted cash flow method that incorporates expected timing and level of cash flows, including assumptions in determining growth rates, income and expense projections, discount rates, capital structure, terminal values and other factors). These valuation methodologies involve a significant degree of judgment. The indications of value derived from the methods used are evaluated and weighted, as appropriate, considering the reasonableness of the range of value indicated by the methods. The fair value of a an investment is the point within the range that the General Partner believes is most representative of fair value.
Investment Transactions and Income Recognition
For financial reporting purposes, investment transactions
are recor
ded on the dates the transactions are executed. Realized gains and losses on investment transactions are determined using the specific identification method. Dividend income and capital gain distributions, if any, are recorded on the ex-dividend
dates. Interest income is recognized on an accrual basis. Income and realized and unrealized gains and losses are allocated to each class based on its relative net assets
.
Income Taxes
The Fund is treated as a partnership for U.S. federal income tax purposes and files U.S. federal, state, and local tax returns as prescribed by the tax laws of the jurisdictions it operates in. The Fund is not subject to U.S. federal income tax but may be subject to certain state and local taxes. Any income, expenses, gains and losses are passed through to the unitholders of the Fund and each unitholder is individually liable for the taxes on their share of the Fund’s taxable income or loss. There were no income taxes incurred by the Fund for the three and six months ended June 30, 2025.
Deferred Taxes
GAAP requires the asset and liability method of accounting for income taxes. Under this method, deferred taxes are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities under GAAP and their respective tax basis. Valuation allowances are established for the Fund when it determines it is more likely than not that a portion or all of the deferred tax asset will not be realized. The Fund assesses all available evidence, including the amount and character of future taxable income.
Organizational and Offering Expenses
Organizational and offering costs were borne by the Fund on April 1, 2025, at the time it began investment operations. In accordance with ASC 946, offering costs are capitalized as a deferred expense and included on the Consolidated Statements of Assets and Liabilities and amortized over the first twelve-month period of operations. Organizational expenses are recognized as incurred. The Fund recognized $7.8 million in organizational expenses as reported in Organizational Expenses on the Consolidated Statement of Operations and capitalized $1.1 million as a deferred expense, which is reported as Deferred Offering Costs in the Consolidated Statements of Assets and Liabilities and Deferred Offering Costs Amortization on the Consolidated Statements of Operations.
Calculation of NAV
Under GAAP, at the end of each month, the Fund calculates net asset value by deducting all accrued fees, expenses and other liabilities of the Fund from the fair value of investments, determined in accordance with valuation policies and procedures approved by the Fund’s General Partner, and other assets and receivables held by the Fund. Net asset value per Unit for each class is calculated by dividing the net asset value for that class by the total number of outstanding Units of that class on the reporting date.
Affiliates
The General Partner, Manager, the Feeder (as defined below), and any other vehicle sponsored, advised and/or managed by Vista, are affiliates of the Fund.
Segment Report
ing
The Fund operates as a single reportable segment as the Fund has a single investment strategy as disclosed in its Form 10. The Co-Chief Executive Officers act as the Fund’s Chief Operating Decision Maker (“CODMs”) and are responsible for assessing performance and making decisions about resource allocation with respect to the Fund. The CODMs assess performance primarily based on the Fund’s Net Increase in Net Assets resulting from Operations. As the Fund’s operations comprise of a single reportable segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as Total Assets and the significant segment expenses are presented on the accompanying Consolidated Statements of Operations.
Other
Expenses directly related to the Fund or its classes are charged to the Fund or the applicable class. Expenses directly related to the Fund and other shared expenses prorated to the Fund are allocated to each class based on its relative net assets or other appropriate methods. Other operating expenses shared by several funds, including other funds managed by the Manager, are prorated among those funds on the basis of relative net assets or other appropriate methods.

VistaOne, L.P.
Notes to Financial Statements (Unaudited)

3. Investment Valuation and Fair Value Measureme
nts
Fair Value Inputs and Methodologies
The Fund’s determination of fair value is based on all available factors and the best information available in the circumstances. Fair value determinations incorporate assumptions that the Fund believes market participants would use in valuing the investments and involves a significant degree of judgement.
The General Partner may fair value investments using the market approach, income approach or transaction price.
For investments in equity issued by privately held companies (“Portfolio Companies”), the standard inputs generally considered by the General Partner include one or a combination of, but not limited to, the following inputs:

•	recent market transactions, including subsequent rounds of financing, in the underlying investment or comparable issuers

•	recapitalizations and other transactions across the capital structure

•	market multiples of comparable issuers

•	future cash flows discounted to present value and adjusted as appropriate for liquidity, credit, and/or market risks

•	quoted prices for similar investments or assets in active markets

•	other risk factors

•	audited or unaudited financial statements, investor communications and financial or operational metrics issued by the Portfolio Company

•	changes in valuation of relevant indices, relevant market news and other public sources

•	known secondary market transactions in the Portfolio Company’s interests.
The indications of value derived based upon the inputs and valuation methodologies used are evaluated and weighted, as appropriate, considering the reasonableness of the range of value indicated by the methods. The fair value of an investment is the point within the range that the General Partner believes is the most representative of fair value. However, because of the inherent uncertainty of valuations, the estimated fair value may differ significantly from the values that would have been used had a ready market for the investment existed, and the differences could be material.

VistaOne, L.P.
Notes to Financial Statements (Unaudited)

Fair Value Hierarchy
Various inputs are used in determining the fair value of financial instruments at the measurement date. Inputs may be based on independent market data (“observable inputs”) or they may be internally developed (“unobservable inputs”). ASC Topic 820, Fair Value Measurement (“ASC 820”), establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily observable inputs or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment in measuring fair value.
These inputs to valuation techniques are categorized into the fair value hierarchy as follows:

•	Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities as of the reporting date;

•
Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly as of the reporting date, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, and inputs other than quoted prices that are observable for the asset or liabilities; and

•
Level 3: Inputs that are unobservable and significant to the entire fair value measurement for the asset or liability as of the reporting date and include situations where there is little, if any, market activity for the investment and the General Partner’s assumptions used in determining the fair value of the asset or liability.

The level of a value determined for an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement in its entirety. The General Partner’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment. The categorization of a value determined for financial instruments is based on the pricing transparency of the financial instruments and is not necessarily an indication of the risks associated with investing in that asset or liability.
Fair Value Measurements
The following table summarizes the Fund’s investments categorized in the fair value hierarchy as of June 30, 2025. The Fund held no investments as of December 31, 2024.

Investments	Level 1	Level 2	Level 3	Total
Portfolio Companies	$—	$—	$388,044,057	$388,044,057
Money Market Fund	176,807,547	—	—	176,807,547

Total	$176,807,547	$—	$388,044,057	$564,851,604

The following table summarizes the valuation techniques and significant inputs used to determine the valuation of investments categorized in
Level 3 of the fair value hierarchy as of June 30, 2025.

Investments	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average	Input to Valuation from an Increase in Input (a)
Portfolio Companies	$349,944,057	Discounted Cash Flow Method	Revenue Growth Rate	6.4% -74.1%	14.6%	Increase
			EBITDA Margin	2.5% -50.8%	37.3%	Increase
			Weighted Average Cost of Capital	15.2% -28.4%	21.1%	Decrease
			Terminal Revenue Multiple	7.5x - 10.0x	8.13x	Increase
			Terminal EBITDA Multiple	13.5x - 23.0x	18.9x	Increase

		Market Approach	Revenue Multiple	5.0x - 16.0x	8.7x	Increase
			EBITDA Multiple	20.0x - 32.0x	25.2x	Increase

	38,100,000	Transaction Price	N/A

(a)
Represents the directional change in the fair value of the Level 3 investment(s) that would have resulted from an increase in the corresponding input at period end. A decrease in the unobservable input would have had the opposite effect. Significant increases and decreases in these inputs in isolation could result in significantly higher or lower fair value measurements.

1
0

VistaOne, L.P.
Notes to Financial Statements (Unaudited)

The following table provides a reconciliation of the Fund’s Level 3 investments for which significant unobservable inputs were used in determining fair value for the six months ended June 30, 2025:

Investments in Portfolio Companies
Balance, beginning of period	$—
Purchases	340,853,159
Sales	—
Net realized gain	—
Net change in unrealized appreciation (depreciation) (a)	47,190,898

Balance, end of period	$388,044,057

Net change in unrealized appreciation (depreciation) on investments still held at reporting date	47,190,898

(a)	Included in the related N et change in unrealized appreciation (depreciation) in the Consolidated Statements of Operations.
4. Related Party Transactio
ns
Partnership Agreement
Pursuant to a limited partnership agreement with the General Partner, dated September 30, 2024, as amended and restated on April 1, 2025 (the “A&R LPA”), overall responsibility for the Fund’s oversight rests with the General Partner, subject to certain oversight rights by the Fund’s Board of Directors. The General Partner has delegated the Fund’s portfolio management function to the Manager.
Performance Participation Allocation
The General Partner or an affiliate thereof, is allocated and paid as a distribution an incentive allocation (the “Performance Participation Allocation”) equal to 15% of the total return, subject to a 5% annual hurdle amount and a high-water mark with a 100%
catch-up. The
Performance Participation Allocation is calculated based on the Fund’s Transactional Net Asset Value (as defined below) attributable to an investor’s Units. Such allocation is measured on a calendar year basis, paid annually and accrued monthly (subject to pro-rating for
partial periods), payable either in cash, Units of the Fund and/or shares, units or interests of any vehicles used to aggregate the holdings of the Fund (the “Lower Funds”). Class E and Class V Units (“Vista Units”) do not pay a Performance Participation Allocation.
For the six months ended June 30, 2025, the Fund accrued Performance Participation Allocation of $7,212,783, as included in the Consolidated Statements of Assets and Liabilities. No such accrual was recorded as of December 31, 2024.
Investment Management Agreement
Pursuant to an investment management agreement (the “Investment Management Agreement”) with the Manager, dated April 1, 2025, the Manager is entitled to receive a management fee (the “Management Fee”).

1
1

VistaOne, L.P.
Notes to Financial Statements (Unaudited)

Management Fee
The Management Fee is payable monthly in arrears in an amount equal to 1.25% per annum of the
month-end
Transactional Net Asset Value (as defined below) attributable to the number of Units held by an investor, before giving effect to any accruals for the Management Fee, the servicing fee, the Performance Participation Allocation, Unit repurchases for that month, any distributions and without taking into account any taxes of any intermediate entity or subsidiary through which the Fund indirectly invests in a Portfolio Company.
With respect to Class A-B, Class A-D, Class A-I, and Class A-S Units (collectively the “Anchor Units”), the Management Fee is waived for the first six months beginning on April 1, 2025, the date of the Fund’s commencement of investments operations, and will equal 0.75% per annum of the month-end
Transactional Net Asset Value (as defined below) attributable to the Anchor Units for a period of
30-months
thereafter.
For the three and six months ended June 30, 2025, the amount of Management Fee waived was $809,639.
Vista Units do not pay a Management Fee. The Manager may elect to receive the Management Fee in cash, Units of the Fund and/or shares, units or interests of any Lower Funds.
Expense Support
Ag
reeme
nt
The Manager has agreed to advance all or a portion of organizational and offering expenses and all or a portion of the operating expenses borne by the Fund (collectively, “Expense Support”) pursuant to an expense support agreement executed as of December 30, 2024 between the Fund and the Manager (the “Expense Support Agreement”) through one year beginning on April 1, 2025, the date of the initial acceptance by the Fund of a subscription for Units by unaffiliated investors. The Fund will reimburse the Manager for all such advanced expenses rateably over the 60-month reimbursement period beginning on April 1, 2026. As of June 30, 2025, the Manager and its affiliates have incurred organizational, offering and operating fund expenses on the Fund’s behalf in the amount of
$13.3 million, of which $7.8
million relates to organizational expenses as recognized as Organizational Expenses on the Consolidated Statement of Operations and
$1.1
million relates to offering costs that are capitalized as a deferred expense and amortized over 12 months, which is reported as Deferred Offering Costs in the Consolidated Statements of Assets and Liabilities and Deferred Offering Costs Amortization on the Consolidated Statements of Operations.
Feeder
Vista has formed VistaOne (TE), L.P. (the “Feeder”). The Feeder is established for certain investors with particular tax characteristics, such as certain U.S.
tax-exempt
investors and certain
non-U.S.
investors. The Feeder invests all of its investable assets in a
non-U.S.
entity treated as a corporation for U.S. federal income tax purposes which, in turn, invests in
Class A-I
Units (and once applicable, Class I Units) of the Fund. Investors in the Feeder will indirectly bear a portion of the Management Fee and Performance Participation Allocation paid by the Fund without duplication of expenses at the Feeder and incur certain expenses, such as professional and servicing fees, that are attributable directly to the Feeder or its unit classes.
Due from Affiliates
Due from affiliates is comprised of cash advances made by the Fund on behalf of the Feeder for the payment of Feeder expenses. These amounts are intended to be cash reimbursed by the Feeder and are non-interest
bearing.
Investments
During the three months ended June 30, 2025, the Fund acquired investments in 12
Portfolio Companies from Vista and its affiliates at cost or cost plus a financing charge, totaling
$302.8
million, of which $8.1 million relates to financing charges that are capitalized into the cost of the investment as required by ASC 946.
Other Transacti
ons
On April 1, 2025, the General Partner redeemed the initial seed capital of 4,000 Class V
U
nits at a price of $25.00 per unit for a total redemption value of $100,000. The General Partner no longer holds any
U
nits in the Fund.
General and Administrative Expenses and Organizational Expenses on the Consolidated Statements of Operations includes costs of $379 thousand and $221
thousand, respectively that are charged or specifically attributed to or allocated by the General Partner, the Manager or their respective affiliates to provide in-house services to the Fund and /or its investments in Portfolio Companies pursuant to the A&R LPA.
5. Net Assets
As of June 30, 2025, the Fund offers or intends to offer eight classes of Units to third party investors and independent directors of the Fund:
Class A-B
Units,
Class A-D
Units,
Class A-I
Units,
Class A-S
Units, Class B Units, Class D Units, Class I Units
and
Class S Units. Additionally, the Fund offers Class E Units to Vista affiliates, officers, directors, employees and certain strategic partners, in Vista’s sole discretion. The key differences among each Unit class relate to the ongoing servicing fees, Management Fees and Performance Participation Allocation.

1
2

VistaOne, L.P.
Notes to Financial Statements (Unaudited)

The Fund, at the discretion of the General Partner, has the authority to issue an unlimited number of Units of each Units class. No Class B, Class D, Class I or Class S Units have been issued since inception.
The purchase price per Unit of each class is equal to the transactional net asset value (“Transactional NAV”) per Unit for such class as of the last calendar day of the immediately preceding month. The Transactional NAV per Unit for each class is determined by dividing the total assets of the Fund attributable to such class, less the value of any liabilities of such class, adjusted for Expense Support advanced by the Manager, accrued servicing fees and certain deferred tax liabilities, as applicable, by the total number of outstanding Units of such class. Units to third party investors and independent directors were first issued on April 1, 2025 and the Transactional NAV was first determined as of April 30, 2025. Prior to April 30, 2025, the initial subscription price for Units was
$25.00
per Unit plus applicable subscription fees.
Unit issuances related to monthly subscriptions are effective as of the first calendar day of each month. Units are issued a price per Unit equivalent to the Fund’s most recent Transactional NAV per Unit for each class, which is the Fund’s prior month-end
Transactional NAV per Unit. The Consolidated Statements of Changes in Net Assets provides a summary of the Units issued through June 30, 2025.
Repurchase Program
The Fund intends to offer a Unit repurchase plan pursuant to which, on a quarterly basis, unitholders may request that the Fund repurchase all or any portion of their Units. The Fund may repurchase fewer Units than
have been requested in any particular quarter to be repurchased under the Unit repurchase plan, or none at all, at the General Partner’s discretion. In addition, the aggregate amount of repurchases in any calendar quarter will not exceed
5%
of the aggregate Transactional NAV attributable to such Unit class, based on the average aggregate Transactional NAV for that Unit class at the end of the previous calendar quarter.
Any repurchase request of Units that have not been outstanding for at least two years will be subject to an early repurchase deduction equal to
5%
of the value of the Fund’s Transactional NAV of the Units being repurchased. The Fund’s first repurchase window is expected to be September 1, 2025.
Class V Units are not subject to the repurchase program and are subject to a separate repurchase arrangement.
6. Commitments and Contingencies
Commitments
Under the Expense Support Agreement, the Manager has agreed to advance all or a portion of organizational and offering expenses and all or a portion of the operating
expenses borne by the Fund, other than
servicing fees, Performance
 Participation Allocation and the Management Fee (as applicable), on the Fund’s behalf through one year beginning on April 1, 2025. The Fund will reimburse the Manager for all such advanced expenses rateably over the 60-month reimbursement period beginning on April 1, 2026.
Additional details are included within Note 4. Related Party Transactions of the consolidated financial statements.
Contingencies
From time to time, the Fund may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with Portfolio Companies the Fund has an interest in. The Fund may also be subject to regulatory proceedings. As of June 30, 2025, the Fund is not subject to any material legal proceedings.
Indemnifications
In the normal course of business, the Fund may enter into contracts that contain general indemnification clauses. The Fund’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Fund, which cannot be predicted with any certainty.

1
3

VistaOne, L.P.
Notes to Financial Statements (Unaudited)

7. Financial Highlights
The following financial highlights relate to investment performance and operations for each class of Unit outstanding for the six months ended June 30, 2025.

Per Unit Data	Class A-B	Class A-D	Class A-I	Class A-S	Class E
Net asset value per Unit, beginning of period	$—	$—	$—	$—	$—

Contributions for Units issued	25.57	25.46	25.46	25.53	25.06
Distributions for Units redeemed	—	—	—	—	—
Net investment loss (a)	(0.79)	(0.80)	(0.95)	(0.70)	(0.76)
Net change in unrealized appreciation (depreciation) on investments (a)	2.87	2.83	2.87	2.89	2.90
Management fees, net	—	—	—	—	—
Accrued servicing fees	(0.89)	(0.41)	—	(1.49)	—
Performance participation allocation	(0.45)	(0.44)	(0.45)	(0.45)	—

Net increase in net assets	26.31	26.64	26.93	25.78	27.20

Net Asset Value per Unit, end of period	$26.31	$26.64	$26.93	$25.78	$27.20

Units outstanding, end of period	3,035,582	785,642	11,680,112	4,368,705	399,045

Total return, at net asset value (b)(c)	2.89%	4.63%	5.77%	0.98%	8.54%

Ratios to weighted-average net assets (b) :

Management fees	(0.20)%	(0.19)%	(0.19)%	(0.20)%	0.00%
Management fees after fees waived	0.00%	0.00%	0.00%	0.00%	0.00%
Performance participation allocation	(1.76)%	(1.71)%	(1.72)%	(1.80)%	0.00%
Total expenses (d)	(2.99)%	(2.84)%	(3.13)%	(3.25)%	(3.60)%
Total expenses after fees waived (d)	(2.79)%	(2.64)%	(2.93)%	(3.05)%	(3.60)%
Net investment loss	(4.05)%	(3.87)%	(4.16)%	(4.34)%	(3.08)%

(a)
The amounts reported for a Unit outstanding may not accord with the change in aggregate gains and losses on investments for the period due to the timing of Unit transactions in relation to the fluctuating fair values of the Fund’s investments.

(b)	Percentage is not annualized.
(c)
Total return is calculated for each
Unit
class as the change in the net asset value per each Unit class during the period, plus any distributions per Unit declared in the period, and assumes any distributions are reinvested in accordance with the Fund’s distribution
reinvestment plan.

(d)	Ratio does not include the effects of any Performance Participation Allocation .
8. Subsequent Events
Management has evaluated the impact of all subsequent events on the Fund through the date the consolidated financial statements were available to be issued and has determined there were no subsequent events requiring adjustment or additional disclosure in the consolidated financial statements, except as noted below.
Second Amended and Restated Limited Partnership Agreement
On August 11, 2025, the Fund executed its second amended & restated Limited Partnership Agreement (the “Second A&R LPA”), which amended and restated the Fund’s A&R LPA. The amendments reflect certain clarifying updates, including among other things, (i) the addition of a new Unit class, (ii) a requirement that transfers of Units generally be within the same Unit class and that any partial transfers of Units generally be above a certain minimum amount, (iii) a provision regarding the General Partner’s ability to provide certain persons with co-investment opportunities alongside the Fund, (iv) certain mechanics of distributions under the Fund’s distribution reinvestment plan, (v) information regarding required withdrawals in the event an investor
becomes, or is discovered to have been, a sanctioned person, (vi) a provision regarding the ability of the General Partner to structure or restructure the Units in accordance with applicable law and (vii) a clarification regarding the treatment of guarantees related to foreign exchange contracts and liabilities created by unrealized losses on currency hedging contracts under the Fund’s borrowing provisions.
Amended and Restated Investment Management Agreement
On August 11, 2025, the Fund executed its amended and restated Investment Management Agreement to
 reflect a new Management Fee structure attributable to Class R Units of 1% per annum of the month-end Transactional NAV attributable to Class R Units.

1
4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the related notes to the consolidated financial statements included in Item 1 of Part I of this Form 10-Q. This discussion contains forward-looking statements and actual results may differ materially from those contained in or implied by any forward-looking statements.

Overview

VistaOne, L.P. (the “Fund”) was formed on September 30, 2024, as a Delaware limited partnership exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940. The Fund commenced investment operations on April 1, 2025.

The Fund’s investment objective is to acquire interests in enterprise software, data, and technology-enabled solutions companies (“Portfolio Company Investments”) with value creation potential, to deliver medium-to-long-term capital appreciation. The Fund leverages Vista Equity Partners Management, LLC’s (“Vista”) operational and investment capabilities to seek to transform target companies into profitable, growth-oriented businesses with predictable cash flows.

The Fund targets an allocation of up to 25% of its net asset value in debt and other type of liquid securities, such as, but not limited to, U.S. Treasury securities, U.S. government agency securities, money market funds, public equities, debt securities, or shares and/or units of exchange traded funds, to provide a potential source of liquidity and facilitate deployment of capital. These types of debt and other liquid securities may exceed 25% of the Fund’s assets at any given time due to factors including a large inflow of capital over a short period of time, an increase in anticipated cash requirements, pending the deployment of subscription monies in investments, or for other reasons as the General Partner determines.

The Fund conducts or intends to conduct a continuous private offering of its Class A-B, Class A-D, Class A-I, Class A-S, Class B, Class D, Class I, Class R and Class S limited partnership units (“Units”) (as applicable) on a monthly basis in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended, including Regulation D and Regulation S.

Business Environment and Outlook

Global markets experienced heightened volatility at the beginning of the second quarter of 2025. In April, new U.S. tariff announcements triggered a sharp sell-off of equities, credit, treasuries and commodities, in which the S&P 500 fell over 12% and the VIX rose above 60. Sectors excluded from the tariffs included software licensing revenue, though there was recognition that the breadth and scope of the new and evolving U.S. tariff policy would likely indirectly impact almost every sector of the U.S. economy.

In late April, the Trump Administration’s announcement of a 90-day pause on new tariffs and an easing on trade policies helped markets drive positive market sentiment. Throughout this time period, interest rates remained flat.

At the end of July, renewed tariff discussions and mixed economic data contributed to another period of volatility. Notably, the U.S. jobs report showed weaker payroll gains and downward revisions for May and June. Despite these developments, capital markets new issues have showed renewed signs of activity. July was the busiest month for equity initial public offerings (“IPO”) since 2021. These new issuances also saw strong average post-IPO performance.

Companies in the Fund’s focus areas of enterprise software, data, and technology-enabled solutions have demonstrated levels of resilience to this volatility. In particular, Stanford’s 2025 AI Index Report indicates that global private investment in generative artificial intelligence (“AI”) grew by approximately 19% between 2023 and 2024. However, sustained volatility, regulatory policies and general market events, including those that affect enterprise software or AI, could impact the Fund and its operating results.

Recent Developments

The Fund commenced operations on April 1, 2025. As of June 30, 2025, the Fund has issued Units for total subscriptions of $516.6 million since inception. Subsequent to June 30, 2025, the Fund issued Units for an additional $118.6 million in connection with the closing as of July 1, 2025.

As of June 30, 2025, the Fund’s portfolio consists of 14 Portfolio Company Investments, with an aggregate fair value of $388.0 million.

During July 2025, the Fund acquired interests in 13 Portfolio Company Investments from Vista and its affiliates at cost or cost plus a financing charge, totaling $33.2 million. As part of this transaction, the Fund acquired additional interests in 12 of its existing Portfolio Company Investments and an interest in one new Portfolio Company Investment, Cloud Software Group, Inc. During this same period, the Fund acquired a Portfolio Company Investment in Acumatica, Inc. for $160.0 million.

Performance Summary

Since inception in April 2025, the Fund has delivered positive performance across all classes of Units:

	June 30, 2025(a)
Unit Class	Quarter to Date Total Return	Inception to Date Total Return
Class A-B	10.09%	10.09%
Class A-D	10.16%	10.16%
Class A-I	10.23%	10.23%
Class A-S	10.00%	10.00%
Class E	12.50%	12.50%

(a)

Returns shown reflect the percentage change in the Transactional NAV per Unit from the beginning of the applicable period, plus the amount of any distribution per Unit declared in the period. Returns shown are reflective of each Unit class and not of an individual investor. The Fund believes total return is a useful measure of overall investment performance of its Units. Past performance may not be indicative of future results.

Investment Portfolio

As of June 30, 2025, the Fund’s top 10 Portfolio Company Investments, based on fair value and listed in alphabetical order, were:

Portfolio Company Investments in Enterprise Software Solutions	Description
Amtech Software	Industrial software solution platform to manufacturing plants.

Avalara, Inc.	SaaS software solution for indirect tax compliance to streamline registration, calculations and returns.

Duck Creek Technologies, Inc.	Intelligent software solutions provider for the property and casualty (P&C) and general insurance industry.

Energy Exemplar	Energy market simulation software for optimizing operations and decision-making.

Engage Smart, Inc.	Provider of customer engagement SaaS and integrated payments solutions software operating within two main segments – SimplePractice and InvoiceCloud.

Jaggaer, LLC	Enterprise procurement and supplier collaboration software.

KnowBe4, Inc.	Enterprise cybersecurity training and solutions software that address the human element of security.

Nasuni Corporation	Enterprise file data orchestration software platform for modern hybrid cloud environments.

Redwood Software	Leading enterprise automation software platform for mission-critical business and IT processes.

Smartsheet, Inc.	Cloud-based collaborative work management software platform for modern businesses.

The charts below present the classification of the Fund’s composition of Portfolio Company Investments by portfolio construction size, geography and end market exposure based on the fair value of the Portfolio Company Investments as of June 30, 2025:

•	Percentage of fair value may not add due to rounding.

•	End market sector exposure provided reflects the ultimate end market or service the Fund’s Portfolio Company Investments in enterprise software companies serve.

Results of Operations

From December 20, 2024, the date the Fund received its initial seed capital from the General Partner, through March 31, 2025, the Fund had not commenced investment operations. On April 1, 2025, the Fund initially accepted subscriptions for Units by unaffiliated investors and commenced investment operations.

Investment Income, Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The Fund generates investment income primarily from its Portfolio Company Investments, including net realized gains and losses and net unrealized appreciation and depreciation on investments, and interest income from its investments in money market funds. Realized gains or losses are measured as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation reflects the change in investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

For the three and six months ended June 30, 2025, the Fund did not dispose of any investments and did not recognize any realized gain or loss. The Fund recorded a net change in unrealized appreciation on investments of $47.2 million for the three and six months ended June 30, 2025. A portion of the net change in unrealized appreciation on investments is attributable to investments acquired throughout the quarter at cost or at cost plus a financing fee from Vista or its affiliates and subsequently fair valued as of period end. Excluding these transactions, the net change in unrealized appreciation on investments would be lower and may not be indicative of future performance.

For the three and six months ended June 30, 2025, the Fund generated $2.1 million of interest income from its investments in money market funds.

Expenses

For the three and six months ended June 30, 2025, the Fund incurred $20.5 million in gross total expenses, comprised primarily of $7.8 million of organizational expenses, $7.2 million of Performance Participation Allocation, $2.8 million of general and administrative expenses and $1.4 million of professional fees. Management Fees for the three and six months ended June 30, 2025 were $809,639, which were fully waived. For definitions and a discussion of the Management Fee and Performance Participation Allocation, see Note 4. Related Party Transactions to the consolidated financial statements included in Part I. Item 1. Financial Statements in this report.

VEPF Management, L.P. (the “Manager”) has agreed to advance organizational, offering and operating expenses, except for servicing fees, Performance Participation Allocation and Management Fees (as applicable) (as defined within Note 4. Related Party Transactions to the consolidated financial included in Part I. Item 1. Financial Statements in this report), on behalf of the Fund through March 31, 2026. The Fund will reimburse the Manager for all such advanced expenses ratably over a 60-month reimbursement period beginning April 1, 2026.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three and six months ended June 30, 2025, the net increase in net assets resulting from operations was $29.6 million resulting from an unrealized appreciation on investments of $47.2 million and a net investment loss of $17.6 million.

Financial Condition, Liquidity and Capital Resources

The Fund generates cash primarily from the net proceeds of its continuous offering of Units, cash flows from operations and any financing arrangements the Fund may enter into in the future. The Fund believes that cash provided by such means will be sufficient to satisfy its anticipated cash requirements for the next twelve months and foreseeable future. The primary use of the Fund’s cash and cash equivalents are for acquiring Portfolio Company Investments, funding the cost of its operations, including the Management Fee and Performance Participation Allocation, to the extent paid in cash, periodic repurchases under the Fund’s repurchase program and cash distributions (if any) to unitholders, to the extent declared by the General Partner.

As of June 30, 2025, the Fund had $177.1 million in cash and cash equivalents, which primarily includes $176.8 million of investment in money market fund.

Contractual Obligations and Commitments

For contractual obligations and commitments extending beyond June 30, 2025, see Note 6. Commitments and Contingencies to the consolidated financial statements included in Part I. Item 1. Financial Statements in this report.

Transactional Net Asset Value

The Fund calculates net asset value by deducting all accrued fees, expenses and other liabilities of the Fund from the fair value of investments, determined in accordance with valuation policies and procedures approved by the Fund’s General Partner, and other assets and receivables held by the Fund. The Fund’s transactional net asset value (“Transactional NAV”) is calculated for purposes of establishing the price at which subscriptions and repurchases of the Fund’s Units are made. Transactional NAV per Unit differs from the Fund’s net asset value per Unit for financial reporting purposes as determined in accordance with accounting principles generally accepted in the United States of America (“GAAP NAV”).

The following table provides details of the major components of the Fund’s Transactional NAV as of June 30, 2025(1):

Components of Transactional NAV
Investments at fair value (cost of $340,853)	$388,044
Cash and cash equivalents	177,058
Other assets	754
Other liabilities(2)	—
Accrued performance participation allocation	(7,213)
Accrued servicing fees(3)	(222)
Management fee payable(4)	—

Transactional NAV	$558,421

Number of Units outstanding	20,269,086

(1)	Dollars in thousands.
(2)

Pursuant to an expense support agreement with the Manager, organizational, offering and certain operating fund expenses advanced on the Fund’s behalf by the Manager are recognized as a reduction to Transactional NAV, ratably over 60-months, beginning on April 1, 2026.

(3)

Servicing fees are charged to Class A-B, Class A-D, Class A-S, Class B, Class D and Class S Units. Servicing fees are recognized as a reduction to Transactional NAV on a monthly basis as such fees are accrued. For GAAP NAV, the Fund’s cost of unitholder servicing fees are accrued for the estimated life of the Units as an offering cost at the time the Class A-B, Class A-D, Class A-S, Class B, Class D and Class S Units are sold.

(4)	As of June 30, 2025, there was no management fee accrual as the Manager waived management fees for the first six months following commencement of operations, which occurred on April 1, 2025.

The following table provides details of Transactional NAV and the Transactional NAV per Unit by class as of June 30, 2025:

	Class A-B Units	Class A-D Units	Class A-I Units	Class A-S Units	Class E Units	Total
Transactional NAV(1)	$83,549	$21,637	$321,876	$120,136	$11,223	$558,421
Number of outstanding Units	3,035,582	785,642	11,680,112	4,368,705	399,045	20,269,086
Transactional NAV per Unit	$27.52	$27.54	$27.56	$27.50	$28.13

(1)	Dollars in thousands.

Reconciliation of GAAP NAV to Transactional NAV

The following table reconciles the Fund’s GAAP NAV to Transactional NAV as of June 30, 2025(1):

GAAP NAV	$538,795
Adjustments:
Organizational, offering and other fund expenses(2)	12,452
Accrued servicing fees(3)	7,174
Deferred tax liabilities of certain taxable intermediate entities(4)	—

Transactional NAV	$558,421

(1)	Dollars in thousands.
(2)	Represents an adjustment to reflect the recognition of organizational, offering and other fund operating expenses ratably over the 60-month reimbursement period beginning on April 1, 2026.
(3)	Represents a reduction to reflect servicing fees related to Class A-B, Class A-D and Class A-S Units as they are accrued for on a monthly basis.
(4)

The Fund currently does not have any tax liabilities of certain taxable intermediate entities through which the Fund holds portfolio companies that are contingent upon the expected manner of divestment of the associated underlying portfolio company and are not reasonably expected to be recognized by the Fund.

Critical Accounting Policies and Estimates

The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements relies on estimates and assumptions that impact the Fund’s financial position and results of operations. Please refer to Note 2. Summary of Significant Accounting Policies and Note 3. Investment Valuation and Fair Value Measurement to the consolidated financial statements included in Part I. Item 1. Financial Statements in this report for further discussion of the Fund’s accounting policies.

The following is a summary of the Fund’s significant accounting policies that are most impacted by judgments, estimates or assumptions.

Fair Value Measurements

The Fund’s assessment of the significance of a particular input to the fair value measurement according to the fair value hierarchy (i.e., Level 1, 2 and 3 inputs, as defined) in its entirety requires judgment and considers factors specific to the financial instrument.

The methods used to estimate the fair value of the Fund’s Portfolio Company Investments include industry-accepted valuation methodologies such as (i) the market approach (whereby fair value is derived by reference to observable valuation measures for comparable companies (e.g., multiplying a key performance metric of the investee company, such as EBITDA, by a relevant valuation multiple observed in the range of comparable companies or transactions) adjusted by the General Partner for differences between the investment and the referenced comparables) or (ii) the income approach (e.g., the discounted cash flow method that incorporates expected timing and level of cash flows, including assumptions in determining growth rates, income and expense projections, discount rates, capital structure, terminal values and other factors). These valuation methodologies involve a significant degree of judgment. The indications of value derived from the methods used are evaluated and weighted, as appropriate considering the reasonableness of the range of value indicated by the methods. The fair value of a Portfolio Company Investment is the point within the range that the General Partner believes is most representative of fair value.

When making fair value determinations for assets that do not have a reliable readily available market price, the General Partner will engage one or more independent valuation advisors to provide positive assurance regarding the reasonableness of such valuations as of the relevant measurement date. It is expected that the independent valuation advisor will provide such positive assurance on a monthly basis throughout the year. Additionally, the independent valuation advisor will provide a more detailed “range of value” analysis on a rolling basis throughout the year, such that the value of Fund’s Portfolio Company Investments may be estimated by an independent valuation advisor at different times during the year but that the independent valuation advisor would provide a range of value on each Portfolio Company Investment at least once per year. However, the General Partner is ultimately responsible for determining the fair value of all applicable investments in good faith in accordance with the Fund’s valuation policies and procedures.

Accrued Servicing Fees

The Fund pays participating brokers or other financial intermediaries a servicing fee in the amount of (a) 0.85% per annum of the aggregate Transactional NAV for the Class A-S and Class S Units as of the last day of each month, (b) 0.50% per annum of the aggregate Transactional NAV for the Class A-B and Class B Units as of the last day of each month and (c) 0.25% per annum of the aggregate Transactional NAV for the Class A-D and Class D Units as of the last day of each month, in each case, payable monthly. No servicing fee is payable for the Class A-I Units, Class I Units or the Vista Units. In calculating the servicing fee, the Fund uses its Transactional NAV before giving effect to any accruals for the servicing fee, repurchases, if any, for that month and distributions payable on its Units.

Under GAAP, the Fund accrues the cost of the servicing fees for the estimated life of its Units as an offering cost at the time the Fund sells Class A-S, Class S, Class A-B, Class B, Class A-D and Class D Units. The calculation of the estimated amount of servicing fees to be paid in future periods includes significant judgments and estimates. These include estimating the life of the Units held by a unitholder at the time of subscription, making judgments regarding market expectations and assessing historical trends. As of June 30, 2025, the Fund has accrued servicing fees of $7.4 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Fund’s exposure to financial market risks primarily relates to its Portfolio Company Investments and the impact of movements in the fair value of the portfolio companies.

The Fund’s investments do not have a readily available market price and are reported at fair value. The valuation methodologies used involve subjective judgments and projections, as determined by the General Partner in accordance with the Fund’s valuation policy.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Co-Chief Executive Officers (co-principal executive officers) and Chief Financial Officer (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. Management recognizes there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, and no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We, under the supervision of and with participation of our management, including the Co-Chief Executive Officers and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in the Fund’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this report that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, the Fund may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with portfolio companies the Fund has an interest in. The Fund may also be subject to regulatory proceedings. As of June 30, 2025, the Fund is not subject to any material legal proceedings.
Item 1A. Risk Factors
For information regarding the risk factors that could affect the Fund’s business, operating results, financial condition and liquidity, see the information under “Item 1A. Risk Factors” in the Form 10. There have been no material changes to the risk factors previously disclosed in the Form 10.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
All sales of unregistered Units during the three months ended June 30, 2025 were previously disclosed.
During the three months ended June 30, 2025, the Fund repurchased Units in the following amounts:

Period	Total Number of Units Purchased		Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units That May Yet Be Purchased Under the Plans or Programs
April 1, 2025 to April 30, 2025	4,000	(a)	$25.00	—	—
May 1, 2025 to May 31, 2025	—		—	—	—
June 1, 2025 to June 30, 2025	—		—	—	—

Total	4,000		$25.00	—	—

(a)	Reflects the General Partner’s redemption of initial seed capital.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On August 11, 2025, the Fund executed its second amended & restated Limited Partnership Agreement (the “Second A&R LPA”), which amended and restated the Fund’s Amended & Restated Limited Partnership Agreement. The amendments reflect certain clarifying updates, including among other things, (i) the addition of a new Unit class, (ii) a requirement that transfers of Units generally be within the same Unit class and that any partial transfers of Units generally be above a certain minimum amount, and (iii) a provision regarding the General Partner’s ability to provide certain persons with co-investment opportunities alongside the Fund, (iv) certain mechanics of distributions under the Fund’s distribution reinvestment plan, (v) information regarding required withdrawals in the event an investor becomes, or is discovered to have
been, a sanctioned person, (vi) a provision regarding the ability of the General Partner to structure or restructure the Units in accordance with applicable law and (vii) a clarification regarding the treatment of guarantees related to foreign exchange contracts and liabilities created by unrealized losses on currency hedging contracts under the Fund’s borrowing provisions. The foregoing summary description of the Second A&R LPA does not purport to be complete and is qualified in its entirety by reference to the Second A&R LPA which is filed as Exhibit 3.1 to this report and incorporated by reference herein.
On August 11, 2025, the Fund executed its amended and restated Investment Management Agreement (the “A&R IMA”) to reflect a new Management Fee structure attributable to Class R Units of 1% per annum of the month-end Transactional NAV attributable to Class R Units. The A&R IMA is filed as Exhibit 10.1 to this report.

Item 6. Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Limited Partnership Agreement of VistaOne, L.P., dated as of August 11, 2025.

10.1	Amended and Restated Investment Management Agreement dated as of August 11, 2025, between VistaOne, L.P. and VEPF Management, L.P.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

VistaOne, L.P.

Date: August 12, 2025	By:	/s/ David A. Breach
David A. Breach, Co-Chief Executive Officer and Director
(Co-Principal Executive Officer)

Date: August 12, 2025	By:	/s/ Monti Saroya
Monti Saroya, Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: August 12, 2025	By:	/s/ Rohan Ranadive
Rohan Ranadive, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)