Form 10-Q
period 2025-09-30
VistaOne, L.P.
filed 2025-11-12
CIK 2044820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

As of October 31, 2025, the registrant had the following limited partnership units outstanding: 7,650,874 Class A-B units, 785,642 Class A-D units, 19,943,007 Class A-I units, 7,900,071 Class A-S units and 400,855 Class E units.

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

Terms Used in This Report

Unless the context otherwise requires, references in this report to:

•
the term “Aggregators” refers collectively to VistaOne Aggregator I, L.P., a Delaware limited partnership (“Aggregator I”), VistaOne Aggregator II, L.P., a Cayman exempted limited partnership (“Aggregator II”), VistaOne Aggregator III, L.P., a Cayman exempted limited partnership (“Aggregator III”), and VistaOne Aggregator IV, L.P., a Cayman exempted limited partnership (“Aggregator IV”), and each, individually, an “Aggregator”;
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

This report does not constitute an offer of VistaOne, L.P.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VistaOne, L.P.

Consolidated Statements of Assets and Liabilities (Unaudited)

	September 30, 2025	December 31, 2024
Assets
Investments, at fair value (cost of $673,417,316 and $0, respectively)	$787,133,891	$—
Cash and cash equivalents	204,668,669	100,000
Interest receivable	843,007	—
Deferred offering costs	750,176	—
Due from affiliate	79,630	—
Total Assets	$993,475,373	$100,000
Liabilities
Due to Manager	17,069,688	—
Accrued performance participation allocation	17,406,988	—
Accrued servicing fees	13,819,914	—
Total Liabilities	$48,296,590	$—
Commitments and Contingencies (Note 6)
Net Assets	$945,178,783	$100,000
Net Assets Consist of
Limited partnership units – Class A-B, unlimited units authorized (6,932,527 and 0 units issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	$196,807,496	$—
Limited partnership units – Class A-D, unlimited units authorized (785,642 and 0 units issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	22,339,539	—
Limited partnership units – Class A-I, unlimited units authorized (17,810,044 and 0 units issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	516,103,470	—
Limited partnership units – Class A-S, unlimited units authorized (7,136,890 and 0 units issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	197,954,599	—
Limited partnership units – Class E, unlimited units authorized (405,855 and 0 units issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	11,973,679	—
Limited partnership units – Class V, unlimited units authorized (0 and 4,000 units issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	—	100,000
Net Assets	$945,178,783	$100,000

See notes to consolidated financial statements.

VistaOne, L.P.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025
Investment Income
Interest income	$2,408,793	$4,525,133
Total Investment Income	2,408,793	4,525,133
Expenses
Organizational expenses	—	7,784,381
Performance participation allocation	10,194,205	17,406,988
General and administrative expenses	2,035,879	4,882,017
Professional fees	1,379,068	2,754,957
Management fees	1,554,527	2,364,166
Deferred offering costs amortization	375,749	659,408
Directors' fees and expenses	102,500	299,167
Total Expenses	15,641,928	36,151,084
Less:
Management fees waived	(1,554,527)	(2,364,166)
Total Expenses after Fees Waived	14,087,401	33,786,918
Net Investment Loss	(11,678,608)	(29,261,785)
Net Unrealized Gain (Loss) on Investments
Net change in unrealized appreciation (depreciation) on investments	66,525,677	113,716,575
Net Unrealized Gain	66,525,677	113,716,575
Net Increase in Net Assets Resulting from Operations	$54,847,069	$84,454,790

See notes to consolidated financial statements.

VistaOne, L.P.

Consolidated Statements of Changes in Net Assets (Unaudited)

	Class A-B	Class A-D	Class A-I	Class A-S	Class E	Class V
	Units	Units	Units	Units	Units	Units	Total
Net Assets at December 31, 2024	$—	$—	$—	$—	$—	$100,000	$100,000
Operations:
Net investment (loss)	—	—	—	—	—	—	—
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—
Net increase in net assets resulting from operations	—	—	—	—	—	—	—
Accrued servicing fees	—	—	—	—	—	—	—
Capital Unit Transactions:
Contributions for units issued	—	—	—	—	—	—	—
Distributions for units redeemed	—	—	—	—	—	—	—
Net increase in net assets from capital unit transactions	—	—	—	—	—	—	—
Net Assets at March 31, 2025	$—	$—	$—	$—	$—	$100,000	$100,000
Operations:
Net investment (loss)	$(2,440,859)	$(658,780)	$(10,441,565)	$(3,725,516)	$(316,457)	$—	$(17,583,177)
Net change in unrealized appreciation (depreciation)	6,761,678	1,857,527	27,545,175	9,891,811	1,134,707	—	47,190,898
Net increase in net assets resulting from operations	4,320,819	1,198,747	17,103,610	6,166,295	818,250	—	29,607,721
Accrued servicing fees	(2,087,147)	(270,240)	—	(5,101,714)	—	—	(7,459,101)
Capital Unit Transactions:
Contributions for units issued	77,630,000	20,000,000	297,427,114	111,553,000	10,036,417	—	516,646,531
Distributions for units redeemed	—	—	—	—	—	(100,000)	(100,000)
Net increase (decrease) in net assets from capital unit transactions	77,630,000	20,000,000	297,427,114	111,553,000	10,036,417	(100,000)	516,546,531
Net Assets at June 30, 2025	$79,863,672	$20,928,507	$314,530,724	$112,617,581	$10,854,667	$—	$538,795,151
Operations:
Net investment (loss)	$(2,380,943)	$(307,456)	$(6,434,325)	$(2,536,285)	$(19,599)	$—	$(11,678,608)
Net change in unrealized appreciation (depreciation)	13,377,671	1,736,371	36,225,900	14,272,124	913,611	—	66,525,677
Net increase in net assets resulting from operations	10,996,728	1,428,915	29,791,575	11,735,839	894,012	—	54,847,069
Accrued servicing fees	(3,003,953)	(17,883)	—	(3,786,709)	—	—	(6,808,545)
Capital Unit Transactions:
Contributions for units issued	108,951,049	—	171,781,171	77,387,888	225,000	—	358,345,108
Distributions for units redeemed	—	—	—	—	—	—	—
Net increase (decrease) in net assets from capital unit transactions	108,951,049	—	171,781,171	77,387,888	225,000	—	358,345,108
Net Assets at September 30, 2025	$196,807,496	$22,339,539	$516,103,470	$197,954,599	$11,973,679	$—	$945,178,783
Capital Activity
Units issued	6,932,527	785,642	17,810,044	7,136,890	405,855	4,000	33,074,958
Units redeemed	—	—	—	—	—	(4,000)	(4,000)
Units outstanding as of September 30, 2025	6,932,527	785,642	17,810,044	7,136,890	405,855	—	33,070,958

See notes to consolidated financial statements.

VistaOne, L.P.

Consolidated Statement of Cash Flows (Unaudited)

Nine Months Ended
September 30, 2025
Operating Activities
Net increase in net assets resulting from operations	$84,454,790
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized (appreciation) depreciation on investments	(113,716,575)
Issuance of Class E Units for Directors' fees and expenses	60,417
Purchases of investments	(673,417,316)
Changes in operating assets and liabilities:
Due from affiliate	(79,630)
Interest receivable	(843,007)
Deferred offering costs	(750,176)
Due to Manager	17,069,688
Accrued performance participation allocation	17,406,988
Net cash used in operating activities	(669,814,821)
Financing Activities
Proceeds from issuance of units	874,931,222
Payment on units redeemed	(100,000)
Payment of servicing fees	(447,732)
Net cash provided by financing activities	874,383,490
Cash and Cash Equivalents
Net increase in cash and cash equivalents	204,568,669
Cash and cash equivalents, beginning of period	100,000
Cash and cash equivalents, end of period	$204,668,669
Supplemental Disclosure of Non-Cash Financing Activities
Accrued servicing fees	$14,267,646

See notes to consolidated financial statements.

VistaOne, L.P.

Condensed Consolidated Schedule of Investments as of September 30, 2025 (Unaudited)

Investment	Asset	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments in Portfolio Companies(a)
Enterprise Software Portfolio Companies (b)
Collaboration
Smartsheet, Inc.	Equity interest held through VEPF Einstein Aggregator, L.P.	Americas	$137,786,746	14.6%
			137,786,746	14.6%
Energy(c)
Other investment(s) in Equity		APAC	29,422,761	3.1%
			29,422,761	3.1%
Enterprise Resource Planning
Jaggaer, LLC	Equity interest held through Javelin Aggregator, L.P.	Americas	79,199,717	8.4%
Other investment(s) in Equity		Americas	35,877,573	3.8%
			115,077,290	12.2%
Financial Services(c)
Other investment(s) in Equity		Americas	15,000,000	1.6%
			15,000,000	1.6%
Government(c)
Other investment(s) in Equity		Americas	8,500,000	0.9%
			8,500,000	0.9%
Healthcare(c)
Other investment(s) in Equity		Americas	22,458,648	2.4%
			22,458,648	2.4%
Industrials
Acumatica, Inc.	Equity interest held through Axle Aggregator, L.P.	Americas	160,000,000	16.9%
Other investment(s) in Equity		Americas	29,600,000	3.1%
Other investment(s) in Equity		Europe	24,500,000	2.6%
			214,100,000	22.6%
Insurance(c)
Other investment(s) in Equity		Americas	29,470,903	3.1%
			29,470,903	3.1%
IT Operations
Picard Holdco, Inc. (dba Cloud Software Group)	Equity interest held through VEPF VIII Hubble Aggregator, L.P.	Americas	97,833,944	10.4%
Other investment(s) in Equity		Americas	24,063,755	2.5%
			121,897,699	12.9%
Legal, Risk & Compliance(c)
Other investment(s) in Equity		Americas	43,982,873	4.7%
			43,982,873	4.7%
Security(c)
Other investment(s) in Equity		Americas	38,219,064	4.0%
			38,219,064	4.0%
Transportation(c)
Other investment(s) in Equity		Americas	11,217,907	1.2%
			11,217,907	1.2%
Total Investments in Enterprise Software Portfolio Companies (Cost $673,417,316)			$787,133,891	83.3%

VistaOne, L.P.

Condensed Consolidated Schedule of Investments as of September 30, 2025 (Unaudited)

Cash Equivalents	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Money Market Fund
JPMorgan 100% U.S. Treasury Securities Money Market Fund, 4.09%(d)	N/A	204,418,669	21.6%
Total Cash Equivalents (Cost $204,418,669)		$204,418,669	21.6%

Total Investments and Cash Equivalents (Cost $877,835,985)		$991,552,560	104.9%

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

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and contingencies as of the reporting date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates included in the consolidated financial statements and accompanying notes, and such differences could be material.

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

VistaOne, L.P.

Notes to Financial Statements (Unaudited)

Accrued Servicing Fees

The Fund pays participating brokers or other financial intermediaries a servicing fee in the amount of (a) 0.85% per annum of the aggregate transactional net asset value (“Transactional NAV”) for the Class A-S and Class S Units, (b) 0.50% per annum of the aggregate Transactional NAV for the Class A-B and Class B Units and (c) 0.25% per annum of the aggregate Transactional NAV for the Class A-D and Class D Units, each based on the Transactional NAV as of the last day of each month, payable monthly. No servicing fee is payable for the Class A-I Units, Class I Units, Class R Units, Class E Units and Class V Units.

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

Foreign Currency

The Fund's investments may be denominated in foreign currencies and subject to foreign exchange rate fluctuations. Foreign currency denominated assets and liabilities are translated to U.S. dollars at the prevailing exchange rate at the reporting date. Transactions denominated in foreign currencies, including purchases and sales of investments, and income and expenses are translated to U.S. dollars at the prevailing exchange rates at the respective transaction dates. Investments are translated to U.S. dollars at the reporting date and the adjustment is included in Investments, at Fair Value in the Consolidated Statements of Assets and Liabilities and Net Change in Unrealized Appreciation (Depreciation) on Investments in the Consolidated Statements of Operations.

Investment Transactions and Income Recognition

For financial reporting purposes, investment transactions are recorded on the dates the transactions are executed. Realized gains and losses on investment transactions are determined using the specific identification method. Dividend income and capital gain distributions, if any, are recorded on the ex-dividend dates, or in the absence of a formal declaration of a record date, on the date when cash is received from the relevant investment. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. Interest income is recognized on an accrual basis. Income and realized and unrealized gains and losses are allocated to each class based on its relative net assets.

Income Taxes

The Fund is treated as a partnership for U.S. federal income tax purposes and files U.S. federal, state, and local tax returns as prescribed by the tax laws of the jurisdictions it operates in. The Fund is not subject to U.S. federal income tax but may be subject to certain state and local taxes. Any income, expenses, gains and losses are passed through to the unitholders of the Fund and each unitholder is individually liable for the taxes on their share of the Fund’s taxable income or loss. There were no income taxes incurred by the Fund for the three and nine months ended September 30, 2025.

VistaOne, L.P.

Notes to Financial Statements (Unaudited)

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

Organizational and Offering Expenses

Organizational and offering costs were borne by the Fund on April 1, 2025, at the time it began investment operations. In accordance with ASC 946, offering costs are capitalized as a deferred expense and included on the Consolidated Statements of Assets and Liabilities and amortized over the first twelve-month period of operations. Organizational expenses are recognized as incurred. The Fund recognized $7.8 million in organizational expenses as reported in Organizational Expenses on the Consolidated Statement of Operations and capitalized $1.4 million as a deferred expense, which is reported as Deferred Offering Costs in the Consolidated Statements of Assets and Liabilities and Deferred Offering Costs Amortization on the Consolidated Statements of Operations.

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

Affiliates

The General Partner, the Manager, VistaOne (TE), L.P. (the "Feeder"), and any other vehicle sponsored, advised and/or managed by Vista, are affiliates of the Fund.

Segment Reporting

The Fund operates as a single reportable segment as the Fund has a single investment strategy as disclosed in its Form 10. The Co-Chief Executive Officers act as the Fund’s Chief Operating Decision Maker (collectively, the “CODM”) and are responsible for assessing performance and making decisions about resource allocation with respect to the Fund. The CODM assesses performance primarily based on the Fund’s Net Increase in Net Assets resulting from Operations. As the Fund’s operations comprise a single reportable segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as Total Assets and the significant segment expenses are presented on the accompanying Consolidated Statements of Operations.

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

3. Investment Valuation and Fair Value Measurements

Fair Value Inputs and Methodologies

The Fund’s determination of fair value is based on all available factors and the best information available in the circumstances. Fair value determinations incorporate assumptions that the Fund believes market participants would use in valuing the investments and involves a significant degree of judgment.

The General Partner may fair value investments using the market approach, income approach or transaction price.

VistaOne, L.P.

Notes to Financial Statements (Unaudited)

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

Fair Value Measurements

The following table summarizes the Fund’s investments categorized in the fair value hierarchy as of September 30, 2025. The Fund held no investments as of December 31, 2024.

VistaOne, L.P.

Notes to Financial Statements (Unaudited)

Investments	Level 1	Level 2	Level 3	Total
Portfolio Companies	$—	$—	$787,133,891	$787,133,891
Money Market Fund	204,418,669	—	—	204,418,669
Total	$204,418,669	$—	$787,133,891	$991,552,560

The following table summarizes the valuation techniques and significant inputs used to determine the valuation of investments categorized in Level 3 of the fair value hierarchy as of September 30, 2025.

Investments	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average	Impact to Valuation from an Increase in Input (a)
Portfolio Companies	$546,334,815	Discounted Cash Flow Method	Revenue Growth Rate	(3.7)% - 60.5%	11.7%	Increase
			EBITDA Margin	2.5% - 74.6%	44.0%	Increase
			Weighted Average Cost of Capital	12.1% - 29.0%	19.0%	Decrease
			Terminal Revenue Multiple	7.5x - 10.0x	8.1x	Increase
			Terminal EBITDA Multiple	10.0x - 23.0x	17.6x	Increase

		Market Approach	Revenue Multiple	5.0x - 14.0x	8.1x	Increase
			EBITDA Multiple	9.5x - 31.5x	20.9x	Increase

	240,799,076	Transaction Price	N/A

(a)
Represents the directional change in the fair value of the Level 3 investment(s) that would have resulted from an increase in the corresponding input at period end. A decrease in the unobservable input would have had the opposite effect. Significant increases and decreases in these inputs in isolation could result in significantly higher or lower fair value measurements.

The following table provides a reconciliation of the Fund’s Level 3 investments for which significant unobservable inputs were used in determining fair value for the three and nine months ended September 30, 2025:

For the three months ended September 30, 2025:
Investments in Portfolio Companies
Balance, beginning of period	$388,044,057
Purchases	332,564,157
Sales	—
Net realized gain	—
Net change in unrealized appreciation (depreciation)(a)	66,525,677
Balance, end of period	$787,133,891
Net change in unrealized appreciation (depreciation) on investments still held at reporting date	66,525,677

(a)
Included in the related Net change in unrealized appreciation (depreciation) in the Consolidated Statements of Operations.

VistaOne, L.P.

Notes to Financial Statements (Unaudited)

For the nine months ended September 30, 2025:
Investments in Portfolio Companies
Balance, beginning of period	$—
Purchases	673,417,316
Sales	—
Net realized gain	—
Net change in unrealized appreciation (depreciation)(a)	113,716,575
Balance, end of period	$787,133,891
Net change in unrealized appreciation (depreciation) on investments still held at reporting date	113,716,575

(a)
Included in the related Net change in unrealized appreciation (depreciation) in the Consolidated Statements of Operations.

4. Related Party Transactions

Partnership Agreement

Pursuant to the second amended and restated limited partnership agreement with the General Partner, dated August 11, 2025 (the “A&R LPA”), overall responsibility for the Fund’s oversight rests with the General Partner, subject to certain oversight rights by the Fund’s Board of Directors. The General Partner has delegated the Fund’s portfolio management function to the Manager.

Performance Participation Allocation

The General Partner or an affiliate thereof, is allocated and paid as a distribution an incentive allocation (the “Performance Participation Allocation”) equal to 15% of the total return, subject to a 5% annual hurdle amount and a high-water mark with a 100% catch-up. The Performance Participation Allocation is calculated based on the Fund’s Transactional NAV attributable to an investor’s Units. Such allocation is measured on a calendar year basis, paid annually and accrued monthly (subject to pro-rating for partial periods), payable either in cash, Units of the Fund and/or shares, units or interests of any vehicles used to aggregate the holdings of the Fund (the “Lower Funds”). Class E and Class V Units (“Vista Units”) do not pay a Performance Participation Allocation.

For the three and nine months ended September 30, 2025, the Fund accrued Performance Participation Allocation of $10,194,205 and $17,406,988, respectively. No such accrual was recorded as of December 31, 2024.

Investment Management Agreement

Pursuant to the amended & restated investment management agreement (the “A&R IMA”) with the Manager, dated August 11, 2025, the Manager is entitled to receive a management fee (the “Management Fee”).

Management Fee

The Management Fee is payable monthly in arrears in an amount equal to 1.25% per annum of the month-end Transactional NAV attributable to the number of Units held by an investor, before giving effect to any accruals for the Management Fee, the servicing fee, the Performance Participation Allocation, Unit repurchases for that month, any distributions and without taking into account any taxes of any intermediate entity or subsidiary through which the Fund indirectly invests in a Portfolio Company.

With respect to Class A-B, Class A-D, Class A-I, and Class A-S Units (collectively the “Anchor Units”), the Management Fee is waived for the first six months beginning on April 1, 2025, the date of the Fund’s commencement of investment operations, and will equal 0.75% per annum of the month-end Transactional NAV attributable to the Anchor Units for a period of 30-months thereafter. With respect to Class R Units, the Management Fee is equal to 1.00% per annum of the month-end Transactional NAV.

For the three and nine months ended September 30, 2025, the Manager earned $1,554,527 and $2,364,166 in gross Management Fees, respectively, each of which were waived by the Manager.

Vista Units do not pay a Management Fee. The Manager may elect to receive the Management Fee in cash, Units of the Fund and/or shares, units or interests of any Lower Funds.

VistaOne, L.P.

Notes to Financial Statements (Unaudited)

Expense Support Agreement

The Manager has agreed to advance all or a portion of organizational and offering expenses and all or a portion of the operating expenses borne by the Fund (collectively, “Expense Support”) pursuant to an expense support agreement executed as of December 30, 2024 between the Fund and the Manager (the “Expense Support Agreement”) through one year beginning on April 1, 2025, the date of the initial acceptance by the Fund of a subscription for Units by unaffiliated investors. The Fund will reimburse the Manager for all such advanced expenses ratably over the 60-month reimbursement period beginning on April 1, 2026. As of September 30, 2025, the Manager and its affiliates have incurred organizational, offering and operating fund expenses on the Fund’s behalf in the amount of $17.1 million, of which $7.8 million relates to organizational expenses as recognized as Organizational Expenses on the Consolidated Statement of Operations and $1.4 million relates to offering costs that are capitalized as a deferred expense and amortized over 12 months, which is reported as Deferred Offering Costs in the Consolidated Statements of Assets and Liabilities and Deferred Offering Costs Amortization on the Consolidated Statements of Operations. $7.9 million of the amount of such expenses due to the Manager relates to operating expenses borne by the Fund, of which $3.5 million was incurred during the three months ended September 30, 2025.

Feeder

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

Investments

During the nine months ended September 30, 2023, the Fund acquired investments in 13 Portfolio Companies from Vista and its affiliates at cost or cost plus a financing charge, totaling $435.8 million, of which $11.4 million relates to financing charges that are capitalized into the cost of the investment as required by ASC 946.

Other Transactions

On April 1, 2025, the General Partner redeemed the initial seed capital of 4,000 Class V Units at a price of $25.00 per unit for a total redemption value of $100,000. The General Partner no longer holds any Units in the Fund.

General and Administrative Expenses and Organizational Expenses on the Consolidated Statements of Operations includes costs of $0.6 million and $0.2 million, respectively that are charged or specifically attributed to or allocated by the General Partner, the Manager or their respective affiliates to provide in-house services to the Fund and /or its investments in Portfolio Companies pursuant to the A&R LPA.

5. Net Assets

As of September 30, 2025, the Fund offers or intends to offer nine classes of Units to third party investors and independent directors of the Fund: Class A-B Units, Class A-D Units, Class A-I Units, Class A-S Units, Class B Units, Class D Units, Class I Units, Class R Units and Class S Units. Additionally, the Fund offers Class E Units to Vista affiliates, officers, directors, employees and certain strategic partners, in Vista’s sole discretion. The key differences among each Unit class relate to the ongoing servicing fees, Management Fees and Performance Participation Allocation.

The Fund, at the discretion of the General Partner, has the authority to issue an unlimited number of Units of each Unit class. No Class B Units, Class D Units, Class I Units, Class R Units or Class S Units have been issued since inception.

The purchase price per Unit of each class is equal to the Transactional NAV per Unit for such class as of the last calendar day of the immediately preceding month. The Transactional NAV per Unit for each class is determined by dividing the total assets of the Fund

VistaOne, L.P.

Notes to Financial Statements (Unaudited)

attributable to such class, less the value of any liabilities of such class, adjusted for Expense Support advanced by the Manager, accrued servicing fees and certain deferred tax liabilities, as applicable, by the total number of outstanding Units of such class. Units to third party investors and independent directors were first issued on April 1, 2025 and the Transactional NAV was first determined as of April 30, 2025. Prior to April 30, 2025, the initial subscription price for Units was $25.00 per Unit plus applicable subscription fees.

Unit issuances related to monthly subscriptions are effective as of the first calendar day of each month. Units are issued at a price per Unit equivalent to the Fund’s most recent Transactional NAV per Unit for each class, which is the Fund’s prior month-end Transactional NAV per Unit. The Consolidated Statements of Changes in Net Assets provides a summary of the Units issued through September 30, 2025.

Repurchase Program

The Fund offers a Unit repurchase plan pursuant to which, on a quarterly basis, unitholders may request that the Fund repurchase all or any portion of their Units. The Fund may repurchase fewer Units than have been requested in any particular quarter to be repurchased under the Unit repurchase plan, or none at all, at the General Partner’s discretion. In addition, the aggregate amount of repurchases in any calendar quarter will not exceed 5% of the aggregate Transactional NAV attributable to such Unit class, based on the average aggregate Transactional NAV for that Unit class at the end of the previous calendar quarter.

Any repurchase request of Units that have not been outstanding for at least two years will be subject to an early repurchase deduction equal to 5% of the value of the Fund’s Transactional NAV of the Units being repurchased. The Unit repurchase program became effective as of September 5, 2025 and the Fund has not repurchased any Units under the repurchase program as of September 30, 2025.

Class V Units are not subject to the repurchase program and are subject to a separate repurchase arrangement.

6. Commitments and Contingencies

Commitments

Under the Expense Support Agreement, the Manager has agreed to advance all or a portion of organizational and offering expenses and all or a portion of the operating expenses borne by the Fund, other than servicing fees, Performance Participation Allocation and the Management Fee (as applicable), on the Fund’s behalf through one year beginning on April 1, 2025. The Fund will reimburse the Manager for all such advanced expenses ratably over the 60-month reimbursement period beginning on April 1, 2026. Additional details are included within Note 4. Related Party Transactions of the consolidated financial statements.

Contingencies

From time to time, the Fund may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with Portfolio Companies the Fund has an interest in. The Fund may also be subject to regulatory proceedings. As of September 30, 2025, the Fund is not subject to any material legal proceedings.

Indemnifications

In the normal course of business, the Fund may enter into contracts that contain general indemnification clauses. The Fund’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Fund, which cannot be predicted with any certainty.

VistaOne, L.P.

Notes to Financial Statements (Unaudited)

7. Financial Highlights

The following financial highlights relate to investment performance and operations for each class of Unit outstanding for the nine months ended September 30, 2025.

Per Unit Data	Class A-B	Class A-D	Class A-I	Class A-S	Class E
Net asset value per unit, beginning of period	$—	$—	$—	$—	$—
Contributions for Units issued	26.91	25.46	26.35	26.47	25.13
Distributions for Units redeemed	—	—	—	—	—
Net investment loss(a)	(1.47)	(0.83)	(1.61)	(1.12)	(0.80)
Net change in unrealized appreciation (depreciation) on investments(a)	4.99	4.98	5.02	5.01	5.17
Management fees, net	—	—	—	—	—
Accrued servicing fees	(1.26)	(0.40)	—	(1.84)	—
Performance participation allocation	(0.78)	(0.78)	(0.78)	(0.78)	—
Net increase in net assets	28.39	28.43	28.98	27.74	29.50
Net Asset Value per Unit, end of period	$28.39	$28.43	$28.98	$27.74	$29.50

Units outstanding, end of period	6,932,527	785,642	17,810,044	7,136,890	405,855

Total return, at net asset value(b)(c)	5.50%	11.67%	9.98%	4.80%	17.39%

Ratios to weighted-average net assets(b):

Management fees	(0.39)%	(0.39)%	(0.39)%	(0.40)%	N/A
Management fees after fees waived	0.00%	0.00%	0.00%	0.00%	N/A
Performance participation allocation	(2.87)%	(2.89)%	(2.85)%	(2.97)%	N/A
Total expenses(d)	(2.64)%	(3.25)%	(3.11)%	(3.12)%	(3.90)%
Total expenses after fees waived(d)	(2.25)%	(2.86)%	(2.72)%	(2.72)%	(3.90)%
Net investment loss	(4.41)%	(4.98)%	(4.84)%	(4.93)%	(3.09)%

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
(d)
Ratio does not include the effects of any Performance Participation Allocation.

N/A Expense is not charged to this class of Units.

8. Subsequent Events

Management has evaluated the impact of all subsequent events on the Fund through the date the consolidated financial statements were available to be issued and has determined there were no subsequent events requiring adjustment or additional disclosure in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the related notes to the consolidated financial statements included in Item 1 of Part I of this Form 10-Q. This discussion contains forward-looking statements and actual results may differ materially from those contained in or implied by any forward-looking statements. See “Forward-Looking Statements” in this report.

Overview

VistaOne, L.P. (the “Fund”) was formed on September 30, 2024, as a Delaware limited partnership exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended. The Fund commenced investment operations on April 1, 2025.

The Fund is structured as a perpetual-life vehicle, with monthly, fully funded subscriptions and a quarterly repurchase program. Vista Equity Partners Management, LLC (“Vista”) established the Fund to provide eligible individual investors with access to Vista's private equity platform. The Fund is designed to invest across all of Vista's private equity strategies, which are focused on sourcing, acquiring and operating software companies across the spectrum of the “Small Cap”, “Mid Cap” and “Large Cap” opportunity set.

The Fund’s investment objective is to acquire interests in enterprise software, data, and technology-enabled solutions companies (“Portfolio Company Investments”) with value creation potential, to deliver medium-to-long-term capital appreciation. Vista's singular focus on enterprise software companies across a broad range of maturity enables us to develop an adaptable, analytical growth approach. The Fund leverages Vista's operational and investment capabilities to seek to transform target companies into profitable, growth-oriented businesses with predictable cash flows. In doing so, the Fund aims to provide investors with the ability to allocate into a private equity alternative that benefits from Vista's sector-focused approach.

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

Business Environment and Outlook

During the third quarter of 2025, corporate earnings broadly outperformed expectations, with many companies, particularly within the technology sector, attributing performance to increased productivity and efficiency driven by generative artificial intelligence (“AI”) initiatives. This momentum, coupled with the highly anticipated U.S. Federal Reserve rate cut, helped lift major equity indices, with the Dow Jones Industrial Average, S&P 500 and Nasdaq Composite each reaching a new intraday high at the end of October 2025.

Inflation remains elevated, but stable, with the U.S. Consumer Price Index (“CPI”) rising 3.0% year-over-year for the twelve-month period ended September 2025. Meanwhile, the labor market showed early signs of cooling. As the U.S. government entered a shutdown on October 1st, there has been minimal economic information available, however, in August, the U.S. Bureau of Labor Statistics published downward revisions to prior payroll figures, including the first negative monthly payroll figure since 2020.

With one U.S. Federal Reserve rate cut in September, capital markets activity for the third quarter continued its momentum, with September 2025 marking the busiest month for initial public offerings (“IPO”) since November 2021, raising over $8 billion with 13 IPOs in the U.S. While market conditions have been supportive of ongoing investor engagement, macro and geopolitical events along with robust valuations within the AI ecosystem continue to generate ongoing uncertainty for investors. Software companies continue to trade in line with historic levels, although the application of Generative AI and Agentic AI is starting to positively impact select company valuations.

Recent Developments

The Fund commenced operations on April 1, 2025. As of September 30, 2025, the Fund has issued Units for total subscriptions of $875.0 million since inception, of which $358.3 million was issued during the three months ended September 30, 2025. Subsequent to September 30, 2025, the Fund issued Units for an additional $106.4 million in connection with the closing as of October 1, 2025.

As of September 30, 2025, the Fund’s portfolio consists of 18 Portfolio Company Investments, with an aggregate fair value of $787.1 million.

During October 2025, the Fund acquired additional incremental interests in 13 Portfolio Company Investments from Vista and its affiliates at cost or cost plus a financing charge, totaling $89.2 million.

Performance Summary

Since inception in April 2025, the Fund has delivered positive performance across all classes of Units outstanding:

	September 30, 2025(a)
Unit Class	Quarter to Date Total Return	Inception to Date Total Return
Class A-B	6.95%	17.74%
Class A-D	7.01%	17.89%
Class A-I	7.08%	18.04%
Class A-S	6.85%	17.53%
Class E	8.60%	22.18%

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

Investment Portfolio

As of September 30, 2025, the Fund’s top 10 Portfolio Company Investments, based on fair value and listed in alphabetical order, were:

Portfolio Company Investments in Enterprise Software Solutions	Description
Acumatica, Inc.	Cloud-native enterprise resource planning software for small and mid-market businesses in complex verticals.

Amtech Software	Industrial software solution platform to manufacturing plants.

Avalara, Inc.	SaaS software solution for indirect tax compliance to streamline registration, calculations and returns.

Cloud Software Group	Mission-critical enterprise software solutions across data, automation, insight and collaboration.

Duck Creek Technologies, Inc.	Intelligent software solutions provider for the property and casualty (P&C) and general insurance industry.

Energy Exemplar	Energy market simulation software for optimizing operations and decision-making.

Jaggaer, LLC	Enterprise procurement and supplier collaboration software.

KnowBe4, Inc.	Enterprise cybersecurity training and solutions software that address the human element of security.

Redwood Software	Leading enterprise automation software platform for mission-critical business and IT processes.

Smartsheet, Inc.	Cloud-based collaborative work management software platform for modern businesses.

The charts below present the classification of the Fund’s composition of Portfolio Company Investments by size, geography and end market exposure based on the fair value of the Portfolio Company Investments as of September 30, 2025:

PORTFOLIO CONSTRUCTION BY SIZE

Small-cap
5%
Mid-cap
14%
Large-cap
81%

GEOGRAPHY

Europe
3%
APAC
4%
North America
93%

END MARKET EXPOSURE

27%
17%
15%
15%
6%
5%
4%
4%
3%
2%
1%
1%
Industrials
Collaboration
Enterprise Resource Planning
IT Operations
Legal, Risk & Compliance
Security
Energy
Insurance
Healthcare
Financial Services
Transportation
Government

•
Percentage of fair value may not add due to rounding.
•
End market sector exposure provided reflects the ultimate end market or service the Fund’s Portfolio Company Investments in enterprise software companies serve.

Results of Operations

From December 20, 2024, the date the Fund received its initial seed capital from the General Partner, through March 31, 2025, the Fund had not commenced investment operations. On April 1, 2025, the Fund initially accepted subscriptions for Units by unaffiliated investors and commenced investment operations. The Fund's key financial measures and results of operations are discussed below.

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

For the three and nine months ended September 30, 2025, the Fund did not dispose of any investments and did not recognize any realized gain or loss. The Fund recorded a net change in unrealized appreciation on investments for the three months and nine months ended September 30, 2025 of $66.5 million and $113.7 million, respectively. A portion of the net change in unrealized appreciation on investments is attributable to investments acquired throughout the three and nine months ended September 30, 2025 at cost or at cost plus a financing fee from Vista or its affiliates and subsequently fair valued as of period end. Excluding these transactions, the net change in unrealized appreciation on investments would be lower and may not be indicative of future performance.

For the three and nine months ended September 30, 2025, the Fund generated $2.4 million and $4.5 million, respectively, of interest income from its investments in money market funds.

Expenses

For the three months ended September 30, 2025, the Fund incurred $15.6 million in gross total expenses, comprised primarily of $10.2 million of Performance Participation Allocation, $2.0 million of general and administrative expenses and $1.4 million of professional fees. Management Fees for the three months ended September 30, 2025 were $1.6 million, which were fully waived. For definitions and a discussion of the Management Fee and Performance Participation Allocation, see Note 4. Related Party Transactions to the consolidated financial statements included in Part I. Item 1. Financial Statements in this report.

For the nine months ended September 30, 2025, the Fund incurred $36.2 million in gross total expenses, comprised primarily of $17.4 million of Performance Participation Allocation, $7.8 million of organizational expenses, $4.8 million of general and administrative expenses and $2.8 million of professional fees. Management Fees for the nine months ended September 30, 2025 were $2.4 million, which were fully waived.

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

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2025, the net increase in net assets resulting from operations was $54.8 million, resulting from an unrealized appreciation on investments of $66.5 million and a net investment loss of $11.7 million.

For the nine months ended September 30, 2025, the net increase in net assets resulting from operations was $84.5 million, resulting from an unrealized appreciation on investments of $113.7 million and a net investment loss of $29.2 million.

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

As of September 30, 2025, the Fund had $204.7 million in cash and cash equivalents, which primarily includes $204.4 million of investment in money market fund.

Contractual Obligations and Commitments

For contractual obligations and commitments extending beyond September 30, 2025, see Note 6. Commitments and Contingencies to the consolidated financial statements included in Part I. Item 1. Financial Statements in this report.

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

The following table provides details of the major components of the Fund’s Transactional NAV as of September 30, 2025(1):

Components of Transactional NAV
Investments at fair value (cost of $673,417)	$787,134
Cash and cash equivalents	204,669
Other assets	922
Other liabilities(2)	—
Accrued performance participation allocation	(17,407)
Accrued servicing fees(3)	(439)
Management fee payable(4)	—
Transactional NAV	$974,879
Number of Units outstanding	33,070,958

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
(4)
As of September 30, 2025, there was no management fee accrual as the Manager waived management fees for the first six months following commencement of operations, which occurred on April 1, 2025.

The following table provides details of Transactional NAV and the Transactional NAV per Unit by class as of September 30, 2025:

	Class A-B Units	Class A-D Units	Class A-I Units	Class A-S Units	Class E Units	Total
Transactional NAV(1)	$204,061	$23,155	$525,559	$209,708	$12,396	$974,879
Number of outstanding Units	6,932,527	785,642	17,810,044	7,136,890	405,855	33,070,958
Transactional NAV per Unit	$29.44	$29.47	$29.51	$29.38	$30.54

(1)
Dollars in thousands.

Reconciliation of GAAP NAV to Transactional NAV

The following table reconciles the Fund’s GAAP NAV to Transactional NAV as of September 30, 2025(1):

GAAP NAV	$945,179
Adjustments:
Organizational, offering and other fund expenses(2)	16,320
Accrued servicing fees(3)	13,380
Deferred tax liabilities of certain taxable intermediate entities(4)	—
Transactional NAV	$974,879

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

Accrued Servicing Fees

The Fund pays participating brokers or other financial intermediaries a servicing fee in the amount of (a) 0.85% per annum of the aggregate Transactional NAV for the Class A-S and Class S Units as of the last day of each month, (b) 0.50% per annum of the aggregate Transactional NAV for the Class A-B and Class B Units as of the last day of each month and (c) 0.25% per annum of the aggregate Transactional NAV for the Class A-D and Class D Units as of the last day of each month, in each case, payable monthly. No servicing fee is payable for the Class A-I Units, Class I Units, Class R Units, Class E Units or Class V Units. In calculating the servicing fee, the Fund uses its Transactional NAV before giving effect to any accruals for the servicing fee, repurchases, if any, for that month and distributions payable on its Units.

Under GAAP, the Fund accrues the cost of the servicing fees for the estimated life of its Units as an offering cost at the time the Fund sells Class A-S, Class S, Class A-B, Class B, Class A-D and Class D Units. The calculation of the estimated amount of servicing fees to be paid in future periods includes significant judgments and estimates. These include estimating the life of the Units held by a unitholder at the time of subscription, making judgments regarding market expectations and assessing historical trends. As of September 30, 2025, the Fund has accrued servicing fees of $13.8 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Fund’s exposure to financial market risks primarily relates to its Portfolio Company Investments and the impact of movements in the fair value of the portfolio companies.

Fair Value Risk

The Fund’s investments do not have a readily available market price and are reported at fair value. The valuation methodologies used involve subjective judgments and projections, as determined by the General Partner in accordance with the Fund’s valuation policy.

Exchange Rate Risk

The Fund holds investments that are denominated in foreign currencies. Those Portfolio Company Investments may expose the Fund to the risk that the value of the Portfolio Company Investments will be affected by movements in the exchange rate between the currency in which the Portfolio Company Investments are denominated and the U.S. dollar.

The Fund's primary exposure to exchange rate risk relates to movements in the value of exchange rates between the U.S. dollar and other currencies in which the Portfolio Company Investments are denominated, net of the impact of foreign exchange hedging strategies, if any.

Interest Rate Risk

Changes in credit markets and in particular, interest rates, can impact investment valuations and may have offsetting results depending on the valuation methodology used. Additionally, low interest rates related to monetary stimulus and economic stagnation may also negatively impact expected returns on all investments, as the demand for relatively higher return assets increases and supply decreases.

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

We, under the supervision of and with participation of our management, including the Co-Chief Executive Officers and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in the Fund’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this report that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Fund may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with portfolio companies the Fund has an interest in. The Fund may also be subject to regulatory proceedings. As of September 30, 2025, the Fund is not subject to any material legal proceedings.

Item 1A. Risk Factors

For information regarding the risk factors that could affect the Fund’s business, operating results, financial condition and liquidity, see the information under “Item 1A. Risk Factors” in the Form 10. There have been no material changes to the risk factors previously disclosed in the Form 10.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All sales of unregistered Units during the three months ended September 30, 2025 were previously disclosed.

The Unit repurchase program became effective as of September 5, 2025, and the Fund has not repurchased any Units under the repurchase program during the three months ended September 30, 2025. For additional information on the Fund's Unit repurchase program, see Note 5. Net Assets - Repurchase Program to the consolidated financial statements included in Part I. Item 1. Financial Statements in this report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 11, 2025, Rohan Ranadive, Chief Financial Officer of the Fund informed the Fund of his resignation from such role and from Vista in December 2025. Mr. Ranadive's resignation is not related to any dispute or disagreement with the Fund, its Board of Directors, or management on any matter relating to its operations, policies or practices. Mr. Ranadive's responsibilities are expected to be transitioned to other senior employees of Vista or its affiliates.

Item 6. Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Limited Partnership Agreement of VistaOne, L.P., dated as of August 11, 2025.

10.1	Amended and Restated Investment Management Agreement dated as of August 11, 2025, between VistaOne, L.P. and VEPF Management, L.P.

31.1	Certification of Co-Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Co-Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
32.1	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

VistaOne, L.P.

Date: November 12, 2025	By:	/s/ David A. Breach
David A. Breach, Co-Chief Executive Officer and Director
(Co-Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Monti Saroya
Monti Saroya, Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Rohan Ranadive
Rohan Ranadive, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)