Form 10-K
period 2025-12-31
VistaOne, L.P.
filed 2026-03-20
CIK 2044820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-56714

VistaOne, L.P.

(Exact name of Registrant as specified in its Charter)

Delaware	33-1386882
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Four Embarcadero Center, 20th Floor San Francisco, California	94111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 765-6500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None.	None.	None.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

There is no established public market for the registrant’s limited partnership units.

As of February 28, 2026, the registrant had the following limited partnership units outstanding: 8,910,249 Class A-B units, 785,642 Class A-D units, 26,123,309 Class A-I units, 9,414,854 Class A-S units and 400,624 Class E units.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Forward-Looking Statements; Risk Factor Summary

This report may contain forward-looking statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “goal,” “intend,” “project,” “seek,” “design to,” or the negative of these terms or other comparable terminology. These statements are based upon certain assumptions and analyses made by management on the basis of our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict, including general economic, market, competitive and business conditions, changes in laws or regulations made by governmental authorities or regulatory bodies, and other regional, national or global economic and political developments. We believe these factors include those described under the section entitled “Risk Factors” in Post-Effective Amendment No. 3 to our Form 10 Registration Statement as filed on June 6, 2025 (as amended, the “Form 10”), as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be considered exhaustive and should be read in conjunction with other cautionary statements included in this report and our other SEC filings. Actual events or results may differ materially.

A summary of some of the principal risk factors that make investing in VistaOne, L.P.’s (the “Fund”) securities risky and might cause the Fund’s actual results to differ is set forth below. This summary should be read in conjunction with the more complete discussion of the risk factors the Fund faces, which are set forth in the section entitled “Risk Factors” in this Annual Report.

•
Although the investment professionals of the Sponsor and Vista have extensive investment experience generally, including extensive experience operating and investing for Vista’s private equity platform, as of the date of this report, the Fund has a limited operating history. Therefore, prospective investors will have a limited track record or history upon which to base their investment decision. The Sponsor cannot provide assurance that it will be able to successfully implement the Fund’s investment strategy, or that investments made by the Fund will generate expected returns.
•
The Fund’s continuous private offering is a “blind pool” offering and thus you will not have the opportunity to evaluate our future investments before we make them.
•
We do not intend to list the Fund’s Units on any securities exchange, and we do not expect a secondary market in the Fund’s Units to develop. In addition, there are limits on the ownership and transferability of the Fund’s Units. For example, we may restrict transfers that would violate the Securities Act of 1933, as amended (the “1933 Act”), any state securities laws or other applicable laws, cause us to lose our status as a partnership under the U.S. Internal Revenue Code of 1986, as amended (the “Code”) or become required to register under Investment Company Act of 1940, as amended (the “1940 Act”). As such, the Fund can be described as illiquid in nature.
•
The Fund has implemented a repurchase program, but there is no guarantee that we will be able to make repurchases under the program. Furthermore, if we do make such repurchases, only a limited number of Units will be eligible for repurchase and repurchases will be subject to available liquidity and other significant restrictions. This means that an investment in the Fund’s Units can be more illiquid than other investment products or portfolios. In addition, and subject to limited exceptions, any repurchase request of Units that have been outstanding for fewer than two years will be subject to the Early Repurchase Deduction (as defined below). An excess of repurchase requests by investors over an extended period could require the Fund to liquidate portfolio companies under unfavorable conditions or increase leverage to satisfy repurchases, potentially increasing transaction costs, disrupting the Fund’s investment strategy, and adversely affecting the Fund’s performance.
•
An investment in the Fund’s Units is not suitable for you if you need ready access to the money you invest.
•
None of the Fund’s Units have voting power. Unitholders are not entitled to nominate or vote in the election of the Fund’s directors. Further, Unitholders are not able to bring matters before meetings of Unitholders or nominate directors at such meeting, nor are they generally able to submit proposals under Rule 14a-8 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Overall responsibility for the Fund’s oversight rests with the General Partner, subject to certain oversight rights held by the Board of Directors (as defined below).
•
The Fund LPA (as defined below) designates courts in the State of Delaware or, to the extent subject matter jurisdiction exists, the federal district courts of the United States in the State of Delaware as the exclusive forum for actions or proceedings related to the Fund LPA or federal securities laws and the rules and regulations thereunder, which could limit a Unitholder’s ability to obtain a favorable judicial forum.

•
The purchase and repurchase price for the Fund’s Units is based on the Fund’s Transactional NAV (as defined below) and is not based on any public trading market, and the Transactional NAV is expected to deviate in certain respects from GAAP NAV (as defined herein and as disclosed elsewhere in this Annual Report). While there will be independent valuations of the Fund’s Direct Investments (as defined below) from time to time in accordance with our valuation policy, the valuation of private equity investments is inherently subjective, and our Transactional NAV may not accurately reflect the actual price at which the Fund’s investments could be liquidated on any given day.
•
The acquisition of investments may be financed in substantial part by borrowing, which increases the Fund’s exposure to loss at the investment level. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors.
•
The private equity industry generally, and the Fund’s investment activities in particular, are affected by general economic and market conditions, such as interest rates, availability and spreads of credit, credit defaults, inflation rates, economic uncertainty, changes in tax, currency control and other applicable laws and regulations, trade barriers, technological developments and national and international political, environmental and socioeconomic circumstances. Identifying, closing and realizing attractive private equity investments that fall within our investment mandate is highly competitive and involves a high degree of uncertainty.
•
The Fund’s investments may be concentrated at any time in a limited number of industries, geographies or investments, and, as a consequence, may be more substantially affected by the unfavorable performance of even a single Investment (as defined below) as compared to a more diversified portfolio. Furthermore, the Fund’s focus on enterprise software, data, and technology-enabled solutions companies can subject the Fund to potential market volatility that may develop in these sectors, including due to uncertainties relating to the rapidly evolving nature of artificial intelligence and its potential widespread adoption.
•
We are dependent on the Sponsor (as defined below) to conduct the Fund’s operations, as well as the persons and firms (including, but not limited to, any third-party distributors of the Fund’s Units) that the Sponsor retains to provide services on the Fund’s behalf. The Sponsor will face conflicts of interest as a result of, among other things, the allocation of investment opportunities among the Fund and other entities managed by Vista, the allocation of time of its investment professionals and the substantial fees that the Fund pays to the Sponsor.

The forward-looking statements speak only as of the date of this report, and you are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by applicable law.

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
•
the term “Intermediate Entity” refers to each of one or more entities (including corporations) used to acquire, hold or dispose of any investment asset or otherwise facilitate the Fund’s investment activities;
•
the term “Lower Funds” refers to one or more vehicles used to aggregate the holdings of the Fund (including the Aggregators);
•
the term “Manager” refers to VEPF Management, L.P., a Delaware limited partnership, the Fund’s manager;
•
the term “Sponsor” refers to, as the context or applicable law requires, individually and collectively, the General Partner and the Manager;
•
the term “Transactional NAV” or “NAV” (as the context requires) refers to the price at which subscriptions and repurchases of the Fund’s units are made (as the context requires), calculated in accordance with valuation policies and procedures that have been approved by the General Partner;

•
the term “Units” refers to the Fund’s limited partnership units. There are nine classes of Units available to investors of the Fund: Class A-B, Class B, Class A-D, Class D, Class A-I, Class I, Class A-S, Class S and Class R (collectively, the “Investor Units”). Additionally, Class E Units and Class V Units are available to Vista and certain of its affiliates and employees and the Fund’s employees, officers and directors and are not being offered to other investors;
•
the term “Unitholders” refers to those individuals and entities who hold Units;
•
the term “Vista” refers to Vista Equity Partners Management, LLC and its subsidiaries and affiliated entities;
•
the term “Vista Entities” (each, a “Vista Entity”) refers to, without limitation and as the context requires, individually and collectively, any of the following: the other investment funds, vehicles, accounts, products and/or other similar arrangements sponsored, advised, and/or managed by Vista or its affiliates, whether currently in existence or subsequently established (in each case, including any related successor funds, alternative vehicles, supplemental capital vehicles, surge funds, over-flow funds, co-investment vehicles and other entities formed in connection with Vista’s or its affiliates’ side-by-side or additional general partner investments with respect thereto), including the various vintages of each of the Vista funds pursuing one or more private equity, private credit, or “perennial” strategies, any companion funds and all co-invest funds formed as part of Vista’s co-investment strategies and all other co-investment vehicles established to invest alongside the Vista Entities, and for the avoidance of doubt, including VistaOne Lux but not VistaOne U.S. (as defined below); Vista reserves the right to also manage additional investment funds, managed accounts and other similar arrangements and vehicles and/or SPACs in the future, including successor entities to the Vista Entities all of which are treated as “Vista Entities” for purposes of this Annual Report, as applicable; and
•
the term “Vista PE Funds” refers to the other private equity funds managed by Vista, including VistaOne Lux, as the context requires.

This report does not constitute an offer to invest in VistaOne, L.P. or any other Vista Entity.

PART I

Item 1. Business.

Overview

Vista Equity Partners Management, LLC (“Vista”) established VistaOne, L.P. (the “Fund”) to provide eligible individual investors with access to Vista's private equity platform. The Fund is designed to invest across all of Vista’s private equity strategies, which are focused on sourcing, acquiring and operating software companies across the spectrum of the “Small Cap”, “Mid Cap” and “Large Cap” opportunity set. The Fund’s general partner, VistaOne GP, L.P., a Delaware limited partnership, (the “General Partner”) and the Fund’s manager, VEPF Management, L.P., a Delaware limited partnership, (the “Manager”), are affiliates of the Fund and Vista.

The Fund conducts or intends to conduct (as applicable) a continuous private offering of its limited partnership units (the “Units”) including Class A-B Units, Class A-D Units, Class A-I Units, Class A-S Units, Class B Units, Class D Units, Class I Units, Class R Units and Class S Units (collectively, the “Investor Units”) on a monthly basis in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended, (the “1933 Act”) including Section 4(a)(2) thereof and Regulation D and Regulation S thereunder, to investors that are both (a) accredited investors (as defined in Regulation D under the 1933 Act) and (b) qualified purchasers (as defined in the Investment Company Act of 1940, as amended, and rules thereunder, the “1940 Act”).

The Fund is structured as a perpetual-life vehicle, with monthly, fully funded subscriptions and a quarterly repurchase program, which Vista believes enables investors to better manage exposure to the private equity asset class.

The Fund – VistaOne, L.P.

The Fund was formed on September 30, 2024, as a Delaware limited partnership exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended. The Fund commenced investment operations on April 1, 2025.

The Fund’s investment objective is to acquire interests in enterprise software, data, and technology-enabled solutions companies (the “Portfolio Company Investments”) with value creation potential, to deliver medium-to-long-term capital appreciation. Vista's singular focus on enterprise software companies across a broad range of company maturity enables us to develop an adaptable, analytical growth approach. The Fund leverages Vista’s operational and investment capabilities to seek to transform target companies into profitable, growth-oriented businesses with predictable cash flows. In doing so, the Fund aims to provide investors with the opportunity to allocate into a private equity alternative that benefits from Vista’s sector-focused approach.

VistaOne Fund Program

The Fund, the Feeder (as defined herein) and any parallel funds that may be formed in the future as part of the Fund, together form “VistaOne U.S.” VistaOne U.S. invests in Portfolio Company Investments alongside VistaOne (Lux) Feeder, SICAV SA (“VistaOne Lux”) and, together, form the “VistaOne Fund Program”. While VistaOne U.S. and VistaOne Lux have substantially similar investment objectives and strategies and are expected to have highly overlapping investment portfolios, VistaOne U.S. and VistaOne Lux are operated as distinct investment structures.

Vista Overview

Since 2000, Vista has been investing exclusively in enterprise software and pioneered the software buyout industry. Over time, Vista has built a unique ecosystem with capabilities to source, acquire and operate software companies across the spectrum of the “Small Cap”, “Mid Cap” and “Large Cap” opportunity set. Vista has also added strategic structured minority investments to its investment strategy when such positions align with Vista’s long-term leadership position in a company. Vista believes that its deep domain expertise, industry experience, executive network, and institutional knowledge make it well-positioned to create significant value across a variety of investment opportunities available in the present market. As of December 31, 2025, Vista had approximately 680 employees, including 120 within the Value Creation Team (“VCT”), and had offices in the United States in New York, NY, San Francisco, CA, Austin, TX and Chicago, IL.

Investment Strategies

The Fund accesses Portfolio Company Investments primarily through direct investments, but may access them through various methods, including:

•
Direct investments: Investments in companies and other private assets, directly or through intermediate entities (the “Direct Investments”)
•
Secondary investments: Secondary market purchases of existing investments in Target Funds managed by Vista or third-party fund managers (the “Secondary Investments”) (as used herein, “Target Funds” means any collective investment scheme and/or similar pooled vehicle (whether regulated or unregulated and whether based in the United States or abroad) in which any Vista entity holds, directly or indirectly, or is considering, making an investment)
•
Primary commitments: Primary capital commitments to Target Funds managed by Vista or third-party fund managers (the “Primary Commitments”)

To a lesser extent, the Fund also invests in debt and other types of liquid securities, such as, but not limited to, U.S. Treasury securities, U.S. government agency securities, money market funds, public equities, debt securities, or shares and/or units of exchange traded funds (collectively, “Debt and Other Securities”), to provide a potential source of liquidity and facilitate deployment of capital.

Each investment in Direct Investments, Secondary Investments, Primary Commitments and Debt and Other Securities is referred to as an “Investment.” The Fund makes or expects to make Investments through special purpose vehicles, operating companies or platforms, joint ventures (including as the general partner or co-general partner), other investment vehicles and listed companies. Direct Investments may include, without limitation, private and public investments in equity instruments, preferred equity instruments, convertible debt or equity derivative instruments, warrants, options, “PIK” (paid-in-kind) notes, mezzanine debt and “PIPE” (private investments in public equity) transactions.

The Fund targets an allocation of up to 25% of its net asset value in Debt and Other Securities, which may exceed 25% of the Fund’s assets at any given time due to various factors including a large inflow of capital over a short period of time, an increase in anticipated cash requirements, pending the deployment of subscription monies in investments, or for other reasons as the General Partner determines.

The General Partner and the Manager

Overall responsibility for the Fund’s oversight rests with the General Partner, subject to certain oversight rights held by the Fund’s Board of Directors and in accordance with the Fund’s second amended and restated limited partnership agreement dated, August 11, 2025, as may be further amended and restated from time to time (the “Fund LPA”). See “The Board of Directors” below. The General Partner delegates the portfolio management function regarding the Fund to the Manager. Without limitation, and subject to the terms of the Fund LPA, the General Partner is responsible for and authorized with the following, without approval of any Unitholder or other person:

•
the management and operation of the Fund;
•
any and all of the objects and purposes of the Fund;
•
to perform all acts and enter into and perform all contracts, other documents and tasks as it may deem necessary or advisable for the Fund;
•
selecting, approving, making and managing Investments generally, including in or alongside any Vista Entities;
•
making all decisions concerning the investigation, evaluation, selection, monitoring, acquisition, holding and disposition of Investments;
•
structuring the Fund’s holdings and business operations in a manner that would allow the Fund to rely on a different exclusion from the definition of “investment company” under the 1940 Act, register as an investment company under the 1940 Act or elect to be regulated as a business development company under the 1940 Act; and
•
directing the formulation of investment policies and strategies for the Fund.

The Manager is a wholly owned subsidiary of Vista that is registered with the Securities and Exchange Commission (the “SEC”) as a “relying adviser” through a single “umbrella” registration with Vista. The Manager manages the Fund pursuant to the terms of the amended and restated investment management agreement, dated August 11, 2025, as may be further amended and restated from time to time (the “IMA”) and supports the Fund in managing its Investments and seeking to fulfill its investment objectives.

Under the terms of the IMA, the Manager is responsible for the following:

•
originating and recommending investment opportunities, consistent with the investment objective and strategy of the Fund;
•
monitoring and evaluating our Investments;
•
analyzing and investigating potential portfolio companies, including their products, services, markets, management, financial situation, competitive position, market ranking and prospects for future performance and analyzing other Investments, including Primary Commitments and Secondary Investments in funds;
•
analyzing and investigating potential dispositions of Investments, including identification of potential acquirers and evaluations of offers made by such potential acquirers;
•
structuring of acquisitions of Investments;
•
identifying bank and institutional sources of financing, arrangement of appropriate introductions and marketing of financing proposals;
•
supervising the preparation and review of all documents required in connection with the acquisition, disposition or financing of each Investment;
•
monitoring the performance of portfolio companies and, where appropriate, providing advice to the management of the portfolio companies at the policy level during the life of an Investment;
•
arranging and coordinating the services of other professionals and consultants, including Vista; and
•
providing us with such other services as the General Partner may, from time to time, appoint the Manager to be responsible for and perform, consistent with the terms of the IMA.

The Manager’s services under the IMA are not exclusive, and it is free to furnish similar services to other entities, and it intends to do so, so long as its services to us are not impaired. As of December 31, 2025, the Manager provided investment advisory services with respect to approximately $93.9 billion of assets. In addition to the Fund, the Manager has managed the eight vintages of the Vista “Flagship” funds, utilizing leverage across all of its funds. The exact amount of leverage is determined on a deal-by-deal basis at the portfolio company level.

Each of the Investment Manager and General Partner is an affiliate of Vista and, as such, the Fund, through these relationships, has access to the broader resources, networks and capabilities of Vista, subject to Vista’s policies and procedures regarding the management of conflicts of interest.

The Board of Directors

Overall responsibility for the Fund’s oversight rests with the General Partner, subject to certain oversight rights held by the Fund’s Board of Directors (the “Board of Directors” or “Board”). The Board is responsible for overseeing the Fund’s periodic reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and certain conflicts of interest related to Vista in accordance with the provisions of the Fund LPA and any policies of the General Partner. The Board consists of eight members, half of whom are independent, as determined by the General Partner consistent with the independence tests set out in Rule 303A.02 of the New York Stock Exchange Listed Company Manual or any other policy as determined by the General Partner (the “Independent Directors”).

Specifically, the Independent Directors or a committee comprised thereof will (i) review and approve or disapprove any potential conflicts of interest in any transaction or relationship between the Fund and the General Partner or any employee or affiliate thereof that the General Partner determines to present to the Independent Directors and (ii) review and approve any matter (x) for which approval is required under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), including Sections 205(a) and 206(3) thereof, (y) as provided for under the Fund LPA or (z) as deemed appropriate by the General Partner.

The General Partner may appoint additional directors to the Board from time to time. See “Part III. Item 10. Directors, Executive Officers and Corporate Governance — Biographical Information” for further information regarding the members of the Board.

The Fund has an audit committee (the “Audit Committee”), which is comprised solely of the four Independent Directors. The Audit Committee, among other matters, approves the Fund’s auditor (as selected by the General Partner) and the Fund’s financial statements.

Compensation of the Manager and the General Partner

Management Fee

In consideration for its investment management services, the Manager is entitled to receive a management fee (the “Management Fee”) pursuant to the IMA. The Management Fee is payable by the Fund directly or indirectly in cash, Units of the Fund and/or shares, units or interests of any vehicles used to aggregate the holdings of the Fund (the “Lower Funds”) or an Intermediate Entity in an amount equal to: (i) 1.25% per annum of the month-end transactional net asset value (“Transactional NAV”) attributable to the Investor Units other than Class R Units and (ii) 1.00% per annum of the Transactional NAV attributable to the Class R Units, each before giving effect to any accruals for the Management Fee, the servicing fee, the Performance Participation Allocation (as defined below), Unit repurchases for that month, any distributions and without taking into account any taxes of any intermediate entity or subsidiary through which the Fund indirectly invests in a Portfolio Company.

With respect to the Class A-S Units, Class A-B Units, Class A-D Units and Class A-I Units (the “Anchor Units”) the Management Fee was waived for the first six months following the date on which the Fund first accepted third-party subscriptions and commenced investment operations, which was April 1, 2025, and is equal to 0.75% per annum of the month-end Transactional NAV attributable to the Anchor Units for a period of 30 months thereafter. Class E Units and Class V Units (“Vista Units”) do not pay a Management Fee. Investors in VistaOne (TE), L.P. (the “Feeder”) will indirectly bear a portion of the Management Fee payable by the Fund, but such expenses will not be duplicated at the Feeder level.

Performance Participation Allocation

The General Partner or an affiliate thereof, directly or indirectly through a Lower Fund or an Intermediate Entity, is allocated and paid as a distribution an incentive allocation (the “Performance Participation Allocation”) equal to 15% of the total return, subject to a 5% annual hurdle amount and a high water mark with a 100% catch-up. The Performance Participation Allocation is calculated based on the Fund’s Transactional NAV attributable to the Investor Units. Such allocation is measured on a calendar year basis, paid annually and accrued monthly (subject to pro-rating for partial periods), payable either in cash, Units of the Fund and/or shares, units or interests of any Lower Funds. Vista Units do not pay a Performance Participation Allocation. Investors in the Feeder will indirectly bear a portion of the Performance Participation Allocation payable by the Fund, but such expenses will not be duplicated at the Feeder level.

Investment Process Overview

Because the Fund is primarily investing alongside one or more other Vista Entities, when Vista will be issuing any bid or indication of value on a potential acquisition being assessed by the Fund, the deal team will bring the transaction to the applicable Vista Entity’s investment committee for discussion. Prior to the signing of a deal, the investment committee will typically formally discuss the deal multiple times as it reaches certain milestones or decision points throughout the due diligence and sales process providing valuable input into deal strategy, diligence review and transaction oversight. The respective Vista Entities’ investment committees include Vista firm leadership as well as senior heads and leaders of the applicable Vista Fund strategy. Upon approval by the applicable Vista Entity’s investment committee, VistaOne’s investment committee (the “Investment Committee”) will convene to assess the Fund’s participation in the transaction and its desired allocation to the proposed transaction. Additionally, VistaOne’s Investment Committee may also choose to review transactions that the Vista Entities’ investment committees declined to participate in and proceed with such transactions should it achieve the investment objectives of the Fund. Vista has developed and adheres to a disciplined investment process which is driven and monitored by the Vista Entities’ respective investment committees, thereby enabling consistent insight to be applied to investment evaluations and decisions.

The Fund’s Investment Committee is responsible for making investment decisions for the Fund, and comprises senior firm leadership, including the co-heads of the Vista “Flagship” funds, the Vista “Foundation” funds and the Vista “Endeavor” funds, in addition to certain Investment Committee members who are specific to the Fund. Robert F. Smith, David A. Breach, Michael Fosnaugh, Monti Saroya, Patrick Severson, Martin Taylor, Rachel Arnold, René Yang Stewart, Nadeem Syed and Justin Hirsch serve as the members of the VistaOne Investment Committee. Consistent with Vista’s operating philosophy, other Vista employees will also observe and, where applicable, participate in various Investment Committee meetings, thereby resulting in a broad yet consistent review of each investment opportunity at multiple points prior to a given investment being consummated.

Competition

The activity of identifying, buying and selling private equity investments is highly competitive, involves a high degree of uncertainty and is subject in some cases to the prevailing capital market, regulatory or political environment. The Fund encounters competition from other entities having similar investment objectives. Further, Vista encounters competition for appropriate investment opportunities which may reduce the number of investment opportunities available to the Fund and/or adversely affecting the terms upon which investments can be made.

Vista maintains a wide network and has over two decades of experience exclusively investing in enterprise software. We believe that Vista’s reputation as a credible and trustworthy partner and Vista’s unique ecosystem enable the Fund to compete for quality investment opportunities. Additionally, Vista believes its operational focus and specialized network enables Vista to enjoy less competition from private and public capital and drive greater growth potential relative to other less operationally-focused managers.

Leverage

The Fund expects to utilize leverage, incur indebtedness and/or provide other credit support to one or more other investment funds and entities managed by Vista for any purpose, including to fund all or a portion of the capital necessary for an investment, to provide funds for distributions to Unitholders and to fund repurchases. Leverage may be used more heavily by certain investment strategies, particularly during the ramp-up period and from time to time in the General Partner’s discretion. Other than borrowings incurred solely to provide interim financing prior to the receipt of capital, the Fund does not intend to incur cash borrowings if such borrowings would cause the aggregate amount of recourse indebtedness for borrowed money incurred by the Fund to exceed 30% of the Fund’s total assets, measured at the time of such borrowings. There is, however, no limit on the amount the Fund may borrow with respect to Portfolio Company Investments or joint ventures, provided that such borrowing is not recourse to the Fund. Additionally, the Fund’s governing documents, including the Fund LPA, do not limit the amount of indebtedness the Fund may incur, and from time to time, including during the initial ramp-up period of the Fund, its leverage may exceed the 30% target. The Fund may also exceed a leverage ratio of 30% at other times, particularly during a market downturn or in connection with a large acquisition. Additionally, the Fund may incur additional indebtedness for borrowed money that causes the leverage ratio to exceed 30% to the extent the General Partner expects at the time of each such incurrence that the leverage ratio shall be reduced to less than or equal to 30% within 12 months from the date the leverage ratio initially exceeded 30%.

Term

The Fund intends to continue in existence indefinitely but is subject to earlier dissolution and termination as further described in the Fund LPA.

Distribution Reinvestment Plan

The Fund has adopted an “opt out” distribution reinvestment plan (“DRIP”), pursuant to which the Fund will reinvest all cash distributions (if any) declared by the General Partner on behalf of the Unitholders who do not elect to receive their distributions in cash. If a Unitholder elects to opt out of the DRIP, they will receive any distributions declared in cash.

There will be no upfront selling commissions, placement fees, subscription fees or similar fees (the “Subscription Fee”) charged to Unitholders for Units received pursuant to the DRIP, but the Units will incur any applicable servicing fee.

Repurchase Program

The Fund has implemented a Unit repurchase program (the “Repurchase Program”), pursuant to which it expects to periodically offer to repurchase in each quarter up to 5% of the Fund’s aggregate Transactional NAV attributable to Investor Units and Class E Units as of the close of the previous calendar quarter.

The quarterly unit repurchase window commences shortly after the start of each calendar quarter (each such date, a “Repurchase Window Opening Date”) based on the Transactional NAV as of the most recent quarter-end prior to such Repurchase Window Opening Date (the “Repurchase Pricing Date”). The unit repurchase window will open before Transactional NAV is published, but will remain open for at least 20 business days, at least 10 business days of which will be after the Transactional NAV is published. Each quarterly unit repurchase offer expires 10 business days after the publication of the Transactional NAV (each such date, a “Repurchase Request Deadline”). Subject to the 5% quarterly repurchase limitation, Unitholders who submit their requests to have their Units repurchased in a timely manner will receive payment for any such Units promptly following the Repurchase Request Deadline (each such date, a “Repurchase Payment Date”).

In the event that the amount of Units submitted for repurchase during a quarter exceeds the 5% quarterly repurchase limitation, Units will be repurchased on a pro rata basis after the Fund has repurchased all Units for which repurchase has been requested due to death, divorce, dissolution, bankruptcy, insolvency or adjudicated incompetence of the Unitholder. All unsatisfied repurchase requests must be resubmitted after the start of the next quarter, or upon the recommencement of the Repurchase Program, as applicable.

The Fund may fund repurchase requests from sources other than cash flow from operations, including, without limitation, borrowings, offering proceeds and the sale of its assets, and the Fund has no limits on the amounts it may fund from such sources. In an effort to have adequate cash available to support the Repurchase Program, the Fund may also enter into an unsecured line of credit with Vista or one of its affiliates to provide the Fund with borrowing capacity. The Fund could then elect to borrow against this line of credit in part to repurchase Units presented for repurchase during periods when the Fund does not have sufficient proceeds from operating cash flows or the sale of Units in this continuous offering to fund all repurchase requests.

The Fund has no obligation to repurchase Units, including if the repurchase would violate the restrictions on distributions under federal law or state law. Furthermore, the Fund may pledge some or all of its assets, including the Fund’s liquid assets, to third-party lenders pursuant to credit facilities it enters into in the future or may be subject to contractual restrictions in such credit facilities, which could limit the Fund’s ability to repurchase Units submitted pursuant to the Repurchase Program. The limitations and restrictions described above may prevent the Fund from accommodating any or all repurchase requests made in any quarter.

Unitholders who are exchanging a class of the Units for an equivalent aggregate Transactional NAV of another class of the Units will not be subject to, and will not be treated as repurchases for the calculation of, the 5% quarterly repurchase limitation and will not be subject to the Early Repurchase Deduction. For the avoidance of doubt, if a Unitholder’s repurchase request is pro-rated in a quarterly repurchase offer, the Unitholder will remain in the DRIP unless such Unitholder has “opted out” of the DRIP.

The 5% quarterly repurchase limitation, the repurchase price and the Early Repurchase Deduction are calculated based on the Fund’s Transactional NAV for the Investor Units and Class E Units, which is the price at which the Fund sells and repurchases its Units.

Subject to the terms of the Fund LPA and certain limited exceptions, any repurchase requests that have not been outstanding for at least 24 months of the subscription date of such Units will be subject to the Early Repurchase Deduction, equal to 5% of the value of the Transactional NAV of the Units repurchased (calculated as of the Repurchase Pricing Date). Units received through the DRIP will not be subject to the Early Repurchase Deduction.

The General Partner may, from time to time, waive the Early Repurchase Deduction in its discretion.

The Fund may require a Unitholder to surrender and have all or any portion of its Units repurchased at any time, if the General Partner determines that it would be in the interest of the Fund for the Fund to repurchase the Units. To the extent the Fund requires the compulsory repurchase of any Units of any Unitholder, such repurchase will not be subject to the 5% quarterly repurchase limitation under the Fund’s Repurchase Program or the Early Repurchase Deduction, unless otherwise determined by the General Partner in its sole discretion, and such Unitholder’s enrollment in the DRIP (if applicable) will be terminated as of the date of the repurchase.

A Unitholder that has less than all of its Units repurchased must maintain a minimum account balance after the repurchase is effected, the amount of which will be established by the Fund from time to time and is currently $2,500. If a Unitholder requests the repurchase of a number of Units that would cause the aggregate Transactional NAV of the Unitholder’s holdings to fall below the required minimum, the Fund reserves the right to reduce the amount to be repurchased from the Unitholder so that the required minimum balance is maintained. In the alternative, the Fund may also repurchase all of such Unitholder’s Units in the Fund. The General Partner may waive the minimum account balance from time to time in its sole discretion.

Class V Units are not subject to the Repurchase Program, including with respect to any repurchase limits. The Fund has adopted a separate arrangement to repurchase Class V Units. Repurchases of any units or shares used to satisfy the Management Fee, Performance Participation Allocation, reimbursement of the expense support provided by the Manager (the “Expense Support”) or contribution of Warehoused Assets (as defined below) are not subject to the Repurchase Program or the Early Repurchase Deduction and may be redeemed at the General Partner’s request.

Employees

The Fund does not currently have any employees and does not expect to have any employees. Services necessary for the Fund’s business are provided by individuals who are employees of the General Partner, the Manager or their affiliates pursuant to the terms of the IMA and the Fund LPA. See “—The General Partner and the Manager.”

Emerging Growth Company

The Fund is and will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the Securities Act, (ii) in which the Fund has total annual gross revenue of at least $1.235 billion, or (iii) in which the Fund is deemed to be a large accelerated filer, which means the market value of its Units that are held by non-affiliates exceeds $700 million as of the date of its most recently completed second fiscal quarter; and (b) the date on which the Fund has issued more than $1.0 billion in non-convertible debt during the prior three year period.

For so long as the Fund remains an “emerging growth company” it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). Once the Fund is no longer an emerging growth company, so long as its Units are not traded on a securities exchange, the Fund will continue to be deemed to be a “non-accelerated filer” under the Exchange Act, and as a non-accelerated filer, the Fund will be exempt from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. The Fund cannot predict if investors will find its Units less attractive because the Fund may rely on some or all of these exemptions.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Fund will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for Unitholders and securities analysts to evaluate the Fund since its financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.

Reporting Obligations

The Fund’s annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are available on the Fund’s website, www.pws.vistaequitypartners.com. The SEC also maintains a website (www.sec.gov) that contains such information. The Fund’s website contains additional information about its business, but the contents of the website are not incorporated by reference in or otherwise a part of this Annual Report on Form 10-K. From time to time, the Fund may use the website as a distribution channel for material company information to existing investors. Financial and other important information regarding the Fund is, and will be, routinely accessible through and posted on its website.

Item 1A. Risk Factors.

Unitholders should specifically consider the following material risks in addition to the other information contained in this Annual Report on Form 10-K and other filings that the Fund makes from time to time with the SEC, including its consolidated financial statements and accompanying notes. The following considerations are not a complete summary or explanation of the various risks involved in an investment in the Fund’s Units, and the interplay of risks can have additional effects not described below. Capitalized terms used but not defined in “Item 1A. Risk Factors” have the meanings given to such terms elsewhere in this report.

RISKS RELATED TO THE BUSINESS AND FUND STRUCTURE

The Fund’s future performance may not match past results of the Fund or other Vista Entities due to various factors, potentially leading to lower or different returns for Unitholders compared to historical performance of the Fund or other Vista Entities; furthermore the Fund’s past performance may not be indicative of its own future performance.

The past performance of the portfolio investments of Vista and its affiliates is not necessarily indicative of future results. With respect to unrealized or partially unrealized investments, forward-looking operating results will often be based on the judgment of the management team of the portfolio company, with adjustments to such forward-looking results made by the General Partner and/or the Manager in their discretion. In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed. General economic conditions, which are not predictable, can have a material adverse effect on the reliability of such financial projections and the ultimate realized results could be materially different. There can be no assurance that the Fund will generate investment returns commensurate with the past performance of the Fund or other Vista Entities. Among other factors, the past performance of individual portfolio investments does not reflect the management fees, carried interest or performance participation allocation, taxes, transaction costs and other expenses to be borne by the Unitholders, which in the aggregate are expected to be significant. Furthermore, the expectation that the Fund will invest alongside all of the other Vista PE Funds means that it could be exposed to a different performance profile than any single Vista PE Fund individually that focuses on a particular strategy.

Furthermore, the Fund’s past performance since the time of the initial closing may not be indicative of its own future performance, including due to the fact that Vista warehoused the initial portfolio of investments on behalf of the Fund, and there is no assurance that the Sponsor will continue to be successful in identifying attractive investment opportunities for the Fund. Although the Fund may invest in other Vista Entities, the investment portfolio of such other Vista Entities may differ materially from the current investment strategy of the Fund, including in terms of the level of sectoral and geographic diversification. The initial performance of the Fund is also reflective of the Expense Support provided by the Manager during the initial periods, and such Expense Support is subject to a reimbursement framework and is not expected to be renewed indefinitely after the applicable reimbursement period expires.

Furthermore, performance shown may not reflect returns experienced by any particular investor in the Fund. Performance for individual investors may vary from the Fund’s overall performance as a result of the timing of an investor’s admission to the Fund; the repurchase or increase of any part of a Unitholder’s interest in the Fund, and the Class of Units in which they invest (including, without limitation, as a result of different Subscription Fees and ongoing servicing fees paid to participating broker-dealers and other intermediaries (“Servicing Fees”)). Prospective Unitholders should note that any parallel vehicles established by, or at the direction of, Vista to invest alongside the Fund, but excluding VistaOne Lux (as determined in the General Partner’s discretion, “Parallel Funds”), to the extent applicable, may invest through intermediate vehicles, which may pay additional taxes which would further reduce returns experienced by Unitholders participating therein.

The Performance Participation Allocation that the General Partner or an affiliate thereof (the “Recipient”) is entitled to is based on a total return metric (“Total Return”) adjusted to exclude the impact of fund expenses, which include expenses related to distributions, and therefore such Total Return measure will differ from the performance that investors will experience. Further, investors will experience performance that is net of any Performance Participation Allocation received by the Recipient.

The Fund may not successfully select, invest in, or realize returns from its investments, potentially resulting in no returns for Unitholders.

Although the Fund has previously been allocated investment opportunities through the Warehoused Assets (as defined below), the Fund cannot provide assurance that it will be able to choose, make and realize investments in any particular company or portfolio of companies. There is no assurance that the Fund will be able to generate returns for the Unitholders or that the returns will be commensurate with the risks of investing in the type of companies and transactions described herein. There can be no assurance that expected returns for the Fund will be achieved, that the Fund will otherwise be able to carry out its investment program successfully or that an investor will receive a return of its capital. An investment in the Fund should only be considered by persons or entities who can afford a loss of their entire investment.

The Fund's investments are based on uncertain projections and estimates, which may be affected by unforeseen events or conditions, potentially resulting in actual returns that differ from expected rates.

The Fund will normally make investments based on estimates or projections of internal rates of return and current returns prepared by the management of the target companies in which Investments are made (the “Portfolio Companies,” each a “Portfolio Company”) (with adjustments to such projections and estimates made by the General Partner and/or the Manager in its discretion), which in turn are based on, among other considerations, assumptions regarding the performance of the Portfolio Companies and the manner and timing of dispositions, all of which are subject to significant uncertainty. In addition, events or conditions that have not been anticipated may occur and may have a significant effect on such projections and estimates and accordingly, the actual rate of return received upon the Fund’s investments. The Fund may make investments that have different degrees of associated risk.

The Fund was recently formed and has limited operating history.

Although Vista has extensive investment experience generally, the Fund and the General Partner are recently formed entities with limited operating history upon which to evaluate the Fund’s likely performance. The Fund primarily invests alongside current Vista-managed private equity strategies (the principal focus of which is on acquiring controlling interests in “Small Cap”; middle market and “Mid Cap”; upper middle-market and “Large Cap” enterprise software, data and technology-enabled solutions companies with significant value creation opportunities), as well as future strategies managed by Vista (the “Vista Strategies”). While the Fund focuses on Direct Investments, generally alongside the Vista Strategies, the Fund also has the ability to participate in secondary market purchases of existing investments in Target Funds managed by Vista or third-party fund managers (“Secondary Investments”) and to make primary capital commitments to Target Funds managed by Vista or third-party fund managers (“Primary Commitments”). Direct Investments may include, without limitation, private and public investments in equity instruments, preferred equity instruments, convertible debt or equity derivative instruments, warrants, options, “PIK” (paid-in-kind) notes, mezzanine debt and “PIPE” (private investments in public equity) transactions. The past performance of the private equity funds managed by Vista, including VistaOne Lux (the “Vista PE Funds”) is not necessarily indicative of future performance of the Fund. Prior Vista Entities may have been invested during a substantially different investment climate and may have focused on a different size of investments and different investment horizons as compared to the Fund. Furthermore, the expectation that the Fund will invest alongside all of the other Vista PE Funds means that it could be exposed to a different performance profile than any single Vista PE Fund individually that focuses on a particular strategy. See also “—The Fund’s future performance may not match past results of the Fund or other Vista Entities due to various factors, potentially leading to lower or different returns for Unitholders compared to historical performance of the Fund or other Vista Entities; furthermore the Fund’s past performance may not be indicative of its own future performance.” herein.

The General Partner may depart from its core investment strategy, process or technique as it deems appropriate.

While the General Partner generally intends to seek attractive returns for the Fund, primarily through making private equity investments as described herein, the General Partner reserves the right to pursue additional investment strategies and to modify or depart from its core investment strategy, investment process and investment techniques as it determines appropriate. The General Partner reserves the right to pursue investments outside of the industries and sectors in which the other Vista PE Funds have previously made investments or have internal operational experience.

Compensation to the Sponsor and affiliates is based on Transactional NAV and depends partly on the Sponsor’s valuation of investments, which may give rise to potential conflicts of interest between the Sponsor’s responsibilities to the Unitholders and its financial incentives.

The Manager is paid a Management Fee and the General Partner or its affiliate receives the Performance Participation Allocation, in each case, based on Transactional NAV, which is calculated by the Fund’s administrator, based on valuations approved by the General Partner. The Fund expects to make investments that likely will not have readily available market quotes. In such instances, the General Partner generally will value such investments in good faith in accordance with the Fund’s valuation policy, based on a blend of approaches, including, without limitation, comparison to publicly traded comparable companies, comparison to precedent merger and acquisition (“M&A”) transactions, calculation based on Vista purchase multiples, and discounted cash flow models. Such valuations may vary from similar valuations performed by independent third parties for similar types of investments. Inaccurate valuations may, among other things, prevent the Fund from effectively managing its investment portfolio and risks, affect the diversification and risk management of the Fund, affect the Transactional NAV at which Units are issued and repurchased, and affect the amount of Management Fee received by the Manager and the amount and timing of the Performance Participation Allocation received by the General Partner.

Additionally, the General Partner has a conflict of interest with respect to such valuations because the compensation paid or allocated by the Fund to the General Partner and its affiliates, and the timing of the General Partner’s receipt of Performance Participation Allocation, will depend in part on the value of the investments. The General Partner may be the approved pricing source for certain assets and liabilities, and its discretion with respect to the valuations of such assets and liabilities could affect the Transactional NAV. Further, the General Partner has engaged a qualified, independent valuation advisor and has the discretion to accept the independent valuation advisor’s range of values conclusion or positive assurance assessment.

Although the General Partner and its affiliates intend to operate in accordance with the Fund LPA, as well as the valuation policy and other policies, practices and procedures, in order to mitigate the potential for subjectivity in making such determinations, there can be no assurance that the Fund LPA or any such policies, practices and/or procedures will address all of the necessary factors to do so, or completely eliminate all potential conflicts of interest in such determinations. See also “—Valuations of Portfolio Companies are estimates of fair value and may not necessarily correspond to realizable value.”

The Fund has certain reporting obligations not applicable to private companies. The Fund will need to make significant capital expenditures to be in compliance with certain regulations not applicable to private companies. Failure to comply with such regulations may have an adverse effect on the Fund.

The Fund is subject to regulations not applicable to private companies, such as the Exchange Act and provisions of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”). Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect the Fund.

The Fund has filed a Form 10 registration statement with the SEC and established the Fund as a reporting company under the Exchange Act. As a result, the Fund is required to comply with all periodic reporting, proxy solicitation (to the extent applicable) and other applicable requirements under the Exchange Act. The Fund will make available to its Unitholders annual reports containing audited financial statements, quarterly reports, and such other periodic reports as the Fund determines to be appropriate or as may be required by law. Unitholders and the public may access the Fund’s public filings at www.sec.gov or obtain information by calling the SEC at (202) 551-8090.

The Fund is subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Management is required to report on the Fund’s internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act by the time the Fund files its second annual report on Form 10-K. The Fund is required to review on an annual basis its internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in its internal control over financial reporting. As a new company, developing and maintaining an effective system of internal controls may require significant expenditures, which may negatively impact the Fund’s financial performance and its ability to make distributions (if any). This process also will result in a diversion of the management’s time and attention. The Fund cannot be certain of when its evaluation, testing and remediation actions will be completed or the impact of the same on its operations. In addition, the Fund may be unable to ensure that the process is effective or that its internal controls over financial reporting are or will be effective in a timely manner. In the event that the Fund is unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, the Fund may be adversely affected.

The Fund’s independent registered public accounting firm will not be required to attest to the effectiveness of its internal control over financial reporting until there is a public market for its Units, which is not expected to occur.

Vista, the General Partner and the Manager may modify their policies and procedures and may restrict the Fund’s activities.

This Annual Report describes, in summary fashion, certain policies, guidelines, procedures and practices relating to Vista’s current approach to sourcing, evaluating, structuring, making, creating value in and exiting investments (in particular, Unitholders should refer to the Memorandum and “Part I. Item 1. Business — Repurchase Program” herein) (collectively, the “Current Procedures”). Over time, some or all of these policies, guidelines, procedures and practices may change, and there can be no assurance that Vista will not vary from its Current Procedures with respect to the Fund in the future. In addition, from time to time, the General Partner and the Manager will adopt, revise or rescind investment-related policies with respect to the Fund for the purposes of regulatory compliance, including for the purpose of establishing regulatory categorization or regulatory treatment of the Fund, the General Partner, the Manager and/or their respective affiliates. Such policies may limit or restrict activities of the Fund and shall be operative to the extent provided in such policies.

Unitholders do not have control or influence over the Fund’s investments, conduct or affairs, making the Fund's success dependent on the expertise and retention of key personnel.

The General Partner and the Manager have exclusive responsibility for the Fund’s activities, subject to certain oversight rights held by the Board. Unitholders are not able to make decisions with respect to the acquisition, management, disposition or other realization of any investment, or other decisions regarding the conduct of the Fund’s business and affairs. The Unitholders will also not have the opportunity to evaluate the relevant economic, financial and other information that will be utilized by the General Partner and/or the Manager in its selection of investments, nor to receive some of the financial information with respect to future opportunities that are available to the General Partner and the Manager. Unitholders must rely entirely on the General Partner and the Manager, with limited oversight by the Board, to conduct and manage the affairs of the Fund. The General Partner and the Manager are responsible for making all investment decisions on behalf of the Fund and the Fund’s future profitability will depend largely upon the business and investment acumen of the General Partner and the Manager’s personnel. There is an ever-increasing competition among alternative asset firms, financial institutions, private equity firms, investment managers and other industry participants for hiring and retaining qualified investment professionals. There can be no assurance that the key personnel of the General Partner and the Manager will remain with the General Partner and the Manager. There can be no assurance that the key personnel will not be solicited by and join competitors or other firms or that Vista will be able to hire and retain any new personnel or add to its roster of investment professionals. The loss of the services of one or more of the key personnel could have an adverse impact on the Fund’s ability to realize its investment objectives. In addition, certain changes in the General Partner and the Manager or circumstances relating to the General Partner and the Manager may have an adverse effect on the Fund or one or more of its Portfolio Companies, including potential acceleration of debt facilities.

The Fund has significant liquidity requirements, and adverse market and economic conditions may adversely affect the Fund’s sources of liquidity, which could adversely affect the Fund’s business operations in the future.

The Fund’s primary liquidity needs consist of cash required to meet various obligations, including, without limitation, to:

•
repurchase its Units in connection with the Repurchase Program;
•
grow its businesses, including acquiring Portfolio Companies and otherwise supporting its Portfolio Companies;
•
service debt obligations including the payment of obligations at maturity, on interest payment dates or upon redemption, as well as any contingent liabilities, including from litigation, that may give rise to future cash payments;
•
fund cash operating expenses and contingencies, including for litigation matters; and
•
pay any cash distributions in accordance with its distribution policy for the Units, if any.

These liquidity requirements may be significant. In addition, credit facilities that the Fund enters into with third-party lenders may contain covenants that limit the Fund’s ability to repurchase Units and may obligate the Fund to pledge some or all of its assets, including liquid assets, for the benefit of such lenders. The Fund’s commitments to its Portfolio Companies may require significant cash outlays over time, and there can be no assurance that the Fund will be able to generate sufficient cash flows from sales of Units to Unitholders. Moreover, in light of the nature of the Fund’s continuous monthly private offering in relation to the Fund’s acquisition strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential acquisition opportunities, if the Fund has difficulty identifying and purchasing suitable Portfolio Company holdings on attractive terms, there could be a delay between the time the Fund receives net proceeds from the sale of Units and the time the Fund uses the net proceeds to acquire Portfolio Company holdings. The Fund also has held and can be expected to hold cash pending deployment into acquisition opportunities or could have less than the Fund’s targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when the Fund is receiving high amounts of offering proceeds and/or times when there are few attractive acquisition opportunities. Such cash may be held in an account for the benefit of the Unitholders that may be invested in money market accounts or other similar temporary investments, each of which is subject to management fees.

If the Fund is unable to find suitable acquisition opportunities, such cash may be maintained for longer periods which would be dilutive to overall portfolio returns. This could cause a substantial delay in the time it takes for a Unitholder’s investment to realize its full potential return and could adversely affect the Fund’s ability to pay any potential distributions of cash flow from operations to Unitholders. It is not anticipated that the temporary investment of such cash into money market accounts, cash equivalent and/or other similar temporary investments pending deployment into Portfolio Companies will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event the Fund fails to timely utilize the net proceeds of sales of the Fund’s Units or does not deploy sufficient capital to meet the Fund’s targeted leverage, the Fund’s results of operations and financial condition may be adversely affected. In the event that the liquidity requirements were to exceed available liquid assets for the reasons specified above or for any other reasons, the Fund may increase its indebtedness or be forced to sell assets.

If the Fund experiences delays in investing its available capital, that could cause its performance to be worse than the performance of other investment vehicles with investment programs that are similar to the Fund’s investment objectives. The Sponsor could be unable to identify a sufficient number of potential Portfolio Companies that meet the Fund’s investment objectives or which are on acceptable terms, which would reduce the Fund’s returns.

Conversely, the Fund can deploy a significant amount of or majority of its available capital over a short period of time, which would increase the likelihood that the Fund will be adversely impacted by market dislocations, economic shocks, recessions, depressions and other similar market downturns. See also “—Volatility in financial markets may disrupt the Fund’s ability to procure financing and adversely affect investment returns” herein. This, in turn, could leave an insufficient amount of remaining capital available for the Fund to invest opportunistically during and after such downturn. In such circumstances, the Fund’s performance could be worse than the performance of other investment vehicles with investment programs that are similar to the Fund’s investment objectives that make their investments over a longer period of time and therefore are both less-heavily invested during such downturn, and more readily able to invest during and after such downturns.

Furthermore, while the Fund has implemented the Repurchase Program, an excess of repurchase requests by investors over an extended period could require the Fund to liquidate Portfolio Company positions under unfavorable conditions or increase leverage to satisfy repurchases, potentially increasing transaction costs, disrupting the Fund’s investment strategy, and adversely affecting the Fund’s performance.

Cyber-attacks and identity theft could result in the loss of data, interruptions in the Fund’s business and damage to the Fund’s reputation, and subject the Fund to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on the business and results of operations of the Fund.

Cyber-attacks and other malicious internet-based activity continue to increase globally in frequency and magnitude and will likely continue to increase in frequency in the future. As part of its business, Vista processes, stores and transmits large amounts of electronic information, including information relating to the transactions of the Fund and personally identifiable information of the Unitholders. Similarly, service providers of Vista, for instance, an administrator, may process, store and transmit such information. Techniques used to sabotage, or to obtain unauthorized access to, systems or networks change frequently and may be difficult to detect for long periods of time. Therefore, companies, as well as their third-party partners (including vendors and portfolio companies), may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventive measures. Vista’s, the Fund’s, Portfolio Companies’, their respective affiliates’ and service providers’ information and technology systems may be vulnerable to actual or perceived damage or interruption from computer viruses or other malicious code, ransomware attacks, malware, network failures, computer and digital infrastructure failures, infiltration by unauthorized persons and security breaches, usage errors by their respective professionals, power outages and catastrophic events such as fires, tornadoes, floods, hurricanes, typhoons, earthquakes, wars, systemic risk associated with cyber-kinetic warfare, terrorist attacks, catastrophic nation-state hacks and other similar events. Such risks may be more prevalent in emerging markets where cybersecurity and compliance infrastructure may be less developed. Cyber-attacks may also take the form of socially-engineered frauds, such as “phishing”. There have been reports of alleged foreign government actors’ hacking attempts on American corporate intellectual property and Vista (including the Fund and its Portfolio Companies) may be at risk of cyber-attacks. Third parties may also attempt to fraudulently induce employees, customers, third-party service providers or other users of Vista’s, the Fund’s, Portfolio Companies’, and their respective affiliates’ and service providers’ systems to disclose sensitive information in order to gain access to Vista’s data or that of the Fund’s investors or Portfolio Companies. In addition, companies and service providers have also been increasingly subject to “ransomware” attacks, which could further result in losses to Vista, the Fund or its Portfolio Companies.

Vista, the Fund, Portfolio Companies, their respective affiliates and service providers, and other market participants depend on complex and often interconnected information technology and communications systems to conduct business functions. As set forth above, these systems are subject to a number of different threats and other risks that could adversely affect the Fund and the Unitholders, despite efforts to adopt technologies, processes, and practices intended to mitigate these risks and protect the security of their computer systems, software, networks, and other technology assets, as well as the confidentiality, integrity, and availability of information belonging to the Fund and the Unitholders. For example, unauthorized third parties may attempt to improperly access, modify, disrupt the operations of, or prevent access to these systems of Vista, the Fund, the Portfolio Companies, their respective affiliates and service providers, counterparties, or data within these systems or to transfer funds to unauthorized third parties. To the extent that a Portfolio Company is subject to cyber-attack or other unauthorized access is gained to a Portfolio Company’s systems, such Portfolio Company may be subject to substantial losses in the form of stolen, lost, or corrupted (i) customer data or payment information; (ii) customer or Portfolio Company financial information; (iii) Portfolio Company software, contact lists, or other databases; (iv) Portfolio Company proprietary information or trade secrets; or (v) other items. If a service provider fails to adopt or adhere to adequate data securities policies, or in the event of a breach of its networks, information relating to the Fund, including information normally made available to Unitholders, may become inaccessible and personally identifiable information of the Unitholders may be lost or improperly accessed, used or disclosed. Notwithstanding the diligence that Vista performs on its service providers, Vista often is not in a position to verify the risks or reliability of their respective information technology systems.

Although Vista has implemented various measures to manage risks relating to these types of events, if these systems are compromised, become inoperable for extended periods of time or cease to function properly, Vista, the Fund and/or a Portfolio Company may incur specific time or expense to fix or replace them and to seek to remedy the effects of such issues. The failure of these systems and/or of disaster recovery plans for any reason could cause significant interruptions in Vista’s, the Fund’s and/or a Portfolio Company’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to investors (and the beneficial owners of investors). Cyber threats and/or incidents or data privacy breaches could cause financial costs from the theft of Fund assets (including proprietary information and intellectual property) as well as numerous unforeseen costs including, but not limited to: costs related to regulatory intervention or fines (including under the EU General Data Protection Regulation 2016/679 (the “GDPR”) and proposed SEC rules), litigation costs, costs of responding to regulatory inquiries, settlement costs, compliance costs, preventative and protective costs, remediation costs and costs associated with reputational damage, any one of which could be materially adverse to the Fund. Such a failure could harm the Fund’s and/or a Portfolio Company’s reputation, subject any such entity and their respective affiliates to legal claims and otherwise affect their business and financial performance. In addition, Vista’s, the Fund’s and/or a Portfolio Company’s insurance coverage may be insufficient to compensate any such entity and its respective affiliates for incurred liabilities. The costs related to cyber or other security threats or disruptions or data privacy breaches may not be fully insured or indemnified by other means.

Data taken in such breaches may be used by criminals in identity theft, to commit insider trading, in obtaining loans or payments under false identities and in attempting extortion and other crimes that could affect the Unitholders directly as well as affect the value of assets in which the Fund invests. These risks can disrupt the ability to engage in transactional business, cause direct financial loss and reputational damage, lead to violations by the Manager or the Fund of applicable securities laws and other laws, such as those related to data and privacy protection and consumer protection, or incur regulatory penalties, all or part of which may not be covered by insurance. Cybersecurity risks also result in ongoing prevention and compliance costs, many of which will be borne by the Fund, such as any costs pertaining to reviewing and monitoring on an ongoing basis a Portfolio Company’s cybersecurity. In addition, Vista and/or the Fund may incur substantial costs related to forensic analysis of the origin and scope of a cybersecurity breach (including a breach of a Portfolio Company), relating to increased and upgraded cybersecurity tools and additional service providers, as well as substantial costs relating to, among other things, identity theft, social engineering attacks, unauthorized use of proprietary information, attempted extortion, system disruptions, adverse Unitholders reaction, or litigation.

In addition, there are increased risks relating to Vista’s reliance on its computer systems if Vista’s personnel are required to work remotely for extended periods of time as a result of events such as an outbreak of infectious disease or other adverse public health developments or natural disasters, including an increased risk of cyber-attacks and unauthorized access to Vista’s systems.

The Fund may incur indemnification liabilities for executive officers, directors and employees of the Fund, the General Partner and the Manager.

The Fund will be required to indemnify the Board, the General Partner, the Manager, their respective owners, members, managers, shareholders, partners, directors, officers, employees, agents, advisors, assigns, representatives and affiliates, and all of their respective successors, heirs and assigns, for liabilities incurred in connection with the affairs of the Fund and otherwise as provided in the Fund LPA, except in the case of bad faith, intentional and material breach of the Fund LPA, the relevant service provider agreement (as applicable), fraud, willful misconduct or gross negligence to the fullest extent permitted by applicable law. Such liabilities may be material and have an adverse effect on the returns to the Unitholders. For example, in their capacity as directors of Portfolio Companies, the partners or affiliates of the General Partner may be subject to fraudulent transfer, derivative or other similar claims brought by shareholders or creditors of such companies. The indemnification obligation of the Fund would be payable from the assets of the Fund. It should be noted that the General Partner may cause the Fund to purchase insurance for the Fund, the General Partner, the Manager, the Board and their employees, agents and representatives.

The Fund can be subject to litigation and investigations that may be costly and divert resources and attention from the Fund’s key personnel.

In the ordinary course of its business, Vista, the Fund, or the Fund’s Portfolio Companies, including certain of the Warehoused Assets (as defined below), are expected to be subject to litigation, or the threat of litigation. The Fund intends to make investments that include control of the management of a Portfolio Company, which creates additional risks of liability in case the customary limited liability characteristic of business operations is disregarded. Litigation proceedings or investigations associated with litigation or threatened litigation can be costly and time-consuming, without certainty of the outcome or the scope of adverse effects of such outcomes. The outcome of such proceedings may materially adversely affect the value of an investment in the Fund and may continue without resolution for long periods of time. Any litigation may consume substantial amounts of the Vista’s time and attention and/or the time and attention of the Fund’s key personnel, and that time and the devotion of these resources to litigation may, at times, be disproportionate to the amounts at stake in the litigation. See also “—Risks Related to the Fund’s Investments—The Fund’s controlling investments may create additional liability and expose assets of the Fund to claims by portfolio companies, their shareholders and their creditors.”, “—Risks Related to the Fund’s Investments—Assuming or acquiring Portfolio Companies with contingent liabilities may expose the Fund to material risks.” and “—Risks Related to the Fund’s Investments—The Fund and the General Partner may face risks and contingent liabilities for inaccurate disclosures made in connection with disposition of a portfolio investment.” Please contact Vista for additional information.

If the Fund is unable to meet its obligations, the Unitholders may lose their investments.

The General Partner has unlimited liability for all debts and obligations of the Fund. Except as provided below, the total liability of a Unitholder is limited to the amount of its investments. Any Unitholder’s investment is susceptible to risk of loss as a result of any liability of the Fund. If the Fund is otherwise unable to meet its obligations, the Unitholders may, under applicable law, be obligated to return to the Fund or to creditors whose interests have been injured distributions previously received by them pursuant to any rules regarding fraudulent conveyances. In addition, a Unitholder may be liable under applicable bankruptcy law to return distributions made during the Fund’s insolvency.

The Fund may be subject to potential liability from serving on the boards of Portfolio Companies.

The Sponsor expects to obtain the right to appoint one or more representatives to the board of directors (or similar governing body) of the Portfolio Companies in which it invests. Serving on the board of directors (or similar governing body) of a Portfolio Company exposes the Fund’s representatives, and ultimately the Fund, to potential liability. Not all Portfolio Companies may obtain insurance with respect to such liability, and the insurance that Portfolio Companies do obtain may be insufficient to adequately protect officers and directors from such liability. In addition, involvement in litigation can be time-consuming for such persons and can divert the attention of such persons from the Fund’s investment activities.

The Fund’s assets may be used to satisfy the Fund’s liabilities.

The Fund’s assets, including any investments made by the Fund and any capital held by the Fund, are available to satisfy all liabilities and other obligations of the Fund. If the Fund becomes subject to a liability, parties seeking to have that liability satisfied may have recourse to the Fund’s assets generally and not be limited to a specific asset.

The General Partner and/or its affiliates may withhold certain information from the Unitholders, which may have potentially adverse consequences for Unitholders.

Except as required by applicable law, Unitholders’ rights to information regarding the Fund and the General Partner and its affiliates will be specified, and strictly limited, in the Fund LPA. In particular, it is anticipated that the General Partner and/or its affiliates will obtain certain types of material information from investments that will not be disclosed to Unitholders because such disclosure is prohibited for contractual, legal or similar obligations outside of the General Partner’s control. Decisions by the General Partner to withhold information may have adverse consequences for Unitholders in a variety of circumstances.

Vista Capital Markets’ activities, including underwriting and private placements, may create conflicts of interest, compensation incentives and potential restrictions on Fund investments.

Vista Equity Partners Capital Markets, LLC (“Vista Capital Markets”), will provide certain capital markets or broker-dealer-related services to the Fund and existing, prospective, and former portfolio companies (including their respective affiliates and related entities such as holding companies, subsidiaries and continuation vehicles). These services may include advising, sourcing, structuring, negotiation, arrangement, marketing, execution, underwriting, origination, placement, syndication, resale, trading, financing, refinancing, hedging and any other similar services that a third party may render in connection with the equity, debt, loans or other obligations or instruments of a portfolio company, holding company or other relevant entity (collectively, “Capital Markets Services”). Examples of the types of transactions in which Vista Capital Markets may provide Capital Markets Services include, but are not limited to: (i) mergers, acquisitions, recapitalizations, sales, dispositions, divestitures, restructurings, turnarounds, work-outs, and other corporate transactions and financings; (ii) high yield or other bond offerings; (iii) issuance of term loans, credit facilities, cash or asset-backed facilities, securitizations and other debt instruments; (iv) initial public offerings, follow-on primary or secondary offerings or private placements of equity or debt securities; (v) resale of securities under Rule 144A under the Securities Act; (vi) issuance and sale of interests in mortgages, receivables and other asset-backed securities; (vii) interest rate, foreign exchange and other hedging or derivative strategies; and (viii) amendments to existing securities, credit facilities and other instruments.

The business and activities of Vista Capital Markets are expected to continue to evolve and expand over time, and it is anticipated that Vista Capital Markets will engage in other transactions and activities over time. Vista Capital Markets will receive fees and other compensation for such services, including, but not limited to, underwriting fees, placement fees or commissions, syndication fees, offerings fees, solicitation fees, collateral fees, loan origination fees, structuring fees, consulting fees, underwriting discounts, arranging fees, financing fees, interest payments or other capital markets, lending and/or other similar fees, commissions, discounts or other transaction-based compensation in connection with Capital Markets Services and expense reimbursements with respect to such activities, including with respect to co-investment or in connection with the capital markets, borrowing or acquisition activities of the Fund (collectively, “Capital Markets Fees”), which amounts will not reduce or offset the Fund’s Management Fees and are not otherwise required to be shared with the Fund or Unitholders. Additionally, any such fees, compensation or reimbursements will not require the approval of the Board of Directors or any independent third party or the consent of the Unitholders. The amount and terms of the compensation paid to Vista Capital Markets will vary based on the services it is providing, and may take a variety of forms, including without limitation, a fixed advisory fee, a percentage of the total financing or offering, a fee or other compensation for arranging the syndication or placement or origination of equity or debt financing, a portion of the commission or discount paid to underwriters of a securities or other offering, an execution fee or other fee structure, and may be paid in cash, warrants or other securities or instruments, or in the form of discounts, rebates or other consideration.

While Vista believes its internal capital markets capabilities help maximize value for its funds, Vista’s ability to utilize Vista Capital Markets gives rise to potential conflicts of interest between Vista, on the one hand, and the Fund, which will have an interest in portfolio companies or certain other entities to which Vista Capital Markets provides services, on the other hand. Vista generally has an incentive to exercise its control or influence over portfolio companies, their management teams and the Fund such that they retain Vista Capital Markets or otherwise cause portfolio companies to transact with Vista Capital Markets instead of other unaffiliated third parties even if an unaffiliated third party could provide the same services at a lesser cost. For instance, Vista Capital Markets could take the place of another investment bank in the syndicate underwriting an offering or act as the sole or lead financial institution on a transaction instead of an unaffiliated third party (including banks that were previously retained by the Fund for similar transactions).

The terms of such compensation generally will be determined among the transacting parties, including the applicable Vista Entity or relevant portfolio company, Vista Capital Markets and other participants (e.g., other underwriters or syndicate members). Vista and its affiliates are subject to potential conflicts of interest to the extent they negotiate, determine or approve any such compensation, and while Vista will seek compensation that it believes is reasonable and generally charged at market rates based on its knowledge of the market but not necessarily as a result of benchmarking, such compensation may not in each case be negotiated at arm’s length. Furthermore, market information and relevant comparisons may not be available for a number of reasons, including as a result of a lack of a substantial market of providers or users of such services or the confidential, specialized, and/or bespoke nature of such services, and there can be no assurance that other market parties would not charge lower amounts. In certain circumstances, where Vista Capital Markets is participating in underwriting and financing transactions, it could be doing so as lead or sole arranger or lead or sole underwriter, in which case it will be responsible for negotiating and establishing the relevant fees and other payments charged to the Fund and/or the Fund’s portfolio companies. In connection with any transaction involving the Fund where Vista Capital Markets is receiving the compensation described above, Vista will receive higher total compensation than Vista would in a compensation structure that does not contain deal-related compensation or for which such compensation would be offset. As a result, a conflict of interest exists because Vista has a financial incentive to originate investments besides the incentives associated with a management fee and performance compensation. The compensation payable to Vista Capital Markets also creates an incentive for Vista and its affiliates to seek to refer, allocate or recommend an investment or transaction to the Fund (and/or other Vista Entities) that it might not otherwise if the potential for such compensation did not exist in order to obtain a strategic benefit. In addition, the Fund could be prevented from participating in an investment as a result of Vista Capital Markets participating in such underwriting or financing transactions. Furthermore, the lack of offset regarding such compensation provides Vista an incentive to seek higher fees in connection with such arrangements. The fact that Capital Markets Fees do not trigger a Management Fee offset creates a conflict of interest because it incentivizes Vista to characterize services as Capital Markets Services instead of advisory or other services. Capital Markets Fees are expected to increase over time and may be substantial at certain points during the life of the Fund.

When involved in a particular transaction, Vista Capital Markets has the incentive to seek higher fees or other favorable terms from the Fund, a portfolio company or other counterparties, as well as to structure a transaction so that it benefits certain investors in the Fund, another Vista Entity or other third parties that are of strategic importance. For example, Vista Capital Markets could influence the placement of portfolio company securities or debt instruments so that investors who are sizeable investors in multiple Vista Entities or who pay Vista Capital Markets a placement fee receive an allocation ahead of others. Vista Capital Markets could likewise place such securities or instruments with another Vista Entity or vehicle (and receive compensation for such placement), which would give rise to similar conflicts of interest. Similarly, Vista Capital Markets could place with the Fund (and receive compensation for such placement) securities or instruments related to a portfolio company of one or more other Vista Entities. Vista and Vista Capital Markets share certain personnel and have entered, or expect to enter, into compensation and expense sharing arrangements. To the extent that Vista Capital Markets personnel face competing demands for their time and attention, Vista has an incentive to devote Vista Capital Markets’ limited resources to portfolio companies and transactions that would generate the highest fee for Vista Capital Markets or otherwise benefit

Vista. Vista employees who provide Capital Markets Services are under no obligation to prioritize the interests of the Fund or its investors in determining how to allocate their time across various projects within Vista.

Where Vista Capital Markets serves as underwriter, dealer-manager, arranger or similar with respect to a portfolio company’s securities, the Fund may be subject to a “lockup” period following the offering under applicable regulations or agreements during which time its ability to sell any securities that it continues to hold is restricted. This may prejudice the Fund’s ability to dispose of such securities at an opportune time.

In addition, in circumstances where a Vista Entity or the relevant portfolio company becomes distressed and the participants in an offering undertaken by such Vista Entity or portfolio company have a valid claim against the underwriter, the Fund would have a conflict in determining whether to sue Vista Capital Markets. In circumstances where a non-affiliate broker-dealer has underwritten an offering, the issuer of which becomes distressed, the Fund may also have a conflict in determining whether to bring a claim on the basis of concerns regarding Vista’s relationship with such broker-dealer.

Vista will evaluate transactions on a case-by-case basis to seek to mitigate such conflicts in light of Vista’s ongoing obligations to the Fund and other Vista Entities.

The Fund’s structure may not suit all investors and could lead to additional taxes and other costs.

Prospective investors should be aware that the Fund may be open to investment by many different types of investors from many different jurisdictions. Accordingly, it is unlikely that the structure of the Fund and any Investments will be equally suitable for all investors. Vista will endeavor to make decisions regarding the structuring of Investments by considering the interests of the Fund as a whole. Investments made by the Fund may be made through intermediate vehicles or other entities in order to minimize applicable taxes or for regulatory or securities reasons. However, no assurance is given that such structuring will be suitable for all investors in the Fund, and, in certain circumstances, such structures may lead to additional costs and/or reporting obligations for some or all of the investors in the Fund. The Fund, its investment structures, Investments and Unitholders may be subject to income or other, tax in jurisdictions in which underlying vehicles are located and/or investments are made. Moreover, withholding tax or other taxes (e.g., branch profits taxes) may be imposed on earnings of the Fund from investments in such jurisdictions. In addition, local tax incurred in such jurisdictions by the Fund or vehicles through which it invests may not be creditable to or deductible by the Unitholders in their respective jurisdictions.

Possession of material, non-public information may restrict the Fund’s ability to trade certain investments.

From time to time, the General Partner, the Manager or their affiliates will be in possession of material, non-public information concerning a company in which the Fund has made an investment, or in which it intends to make an investment, or for which it serves as a director. The possession of such information will limit the ability of the Fund to buy or sell such investments regardless of if such information was obtained in the context of the investment activities of any Vista PE Fund. Accordingly, the Fund will be required to refrain from buying or selling such investments at times when the General Partner and the Manager or the Fund’s key personnel might otherwise believe that the Fund should buy or sell such investments (see “—Potential Conflicts of Interest—Vista’s possession and use of material non-public information and portfolio company data may restrict the Fund’s transactions.” and “—Potential Conflicts of Interest—Vista personnel serving as directors of public and/or private companies may restrict the Fund’s ability to exit, including through initial public offerings, and potentially impact investment decisions and performance.” below). To partially mitigate the foregoing risks, Vista has established permanent information barriers between various of its business units (e.g., private equity, credit, public strategy) that restrict communications between each of those business units.

The Fund faces risks relating to AI Technologies.

Ongoing technological advances in artificial intelligence (“AI”), and machine learning technologies, including autonomous agentic AI and generative AI based on large language models (including, for example, those developed by OpenAI and Anthropic) (collectively, “AI Technologies”) have the potential to create opportunities for Vista, its funds, investment vehicles and accounts and portfolio companies, as well as material risks. Vista is beginning to build AI capabilities into its business, operations and offerings, and Vista expects its usage of AI to continue to grow. As with many disruptive innovations, AI presents risks, challenges and unintended consequences that could affect its accuracy and adoption and therefore Vista’s business. While Vista intends the use of any AI to make processes more efficient and has implemented certain policies and procedures designed to help ensure that its use of AI Technologies is lawful and appropriate, AI models may not achieve sufficient levels of accuracy to achieve the desired results and the use of AI Technologies presents a number of risks that cannot be fully mitigated. AI algorithms may be flawed and the datasets on which such algorithms are trained may be insufficient, raise privacy concerns or contain biased information, which could undermine the decisions, predictions or analysis that AI applications produce, subjecting Vista to competitive harm, legal liability, regulatory action and/or brand or reputational harm. Some AI scenarios present ethical issues. If Vista uses, enables or offers AI solutions that are controversial because of their impact on human rights, privacy, employment or other social issues, Vista may experience brand or reputational harm. Additionally, building AI capabilities into Vista’s business, operations and offerings may result in increased investment costs, including due to the diversion of resources and management attention from current operations and the use of alternative investment, governance or compensation structures that may fail to adequately align incentives or otherwise accomplish their objectives. In addition, AI Technologies may be competitive with the business of Portfolio Companies or increase the potential for obsolescence of a Portfolio Company’s products or services, particularly as the capabilities of AI Technologies improve, and accordingly the increased adoption and use of AI Technologies may have an adverse effect on Portfolio Companies or their respective businesses. Further, the use of AI Technologies could result in claims by third parties of infringement, misappropriation, or other violations of intellectual property, including based on the use of large datasets to train AI Technologies, or the use of outputs generated by AI Technologies, in either case, which may contain or be substantially similar to third party material with intellectual property protections, including patents, copyrights or trademarks. Furthermore, as AI Technologies evolve, it is expected that some services the Portfolio Companies currently perform for their clients may be replaced, in whole or in part, by AI Technologies, including generative artificial intelligence and agentic solutions, or other forms of automation, which could have a material adverse effect on the respective Portfolio Companies’ business, results of operations and financial condition. Portfolio Companies may also adapt their products, services or business models with the aim to expand their addressable markets and drive innovations and efficiencies through the use of AI Technologies. Such efforts could mitigate some of these potential adverse impacts to the Portfolio Companies (and in turn the Fund and Vista), but there can be no assurance that they will be successful. For additional risks, see “—Compliance with growing cyber security and data protection laws and regulations require substantial time and financial resources which may increase over time.” below and “—Cyber-attacks and identity theft could result in the loss of data, interruptions in the Fund’s business and damage to the Fund’s reputation, and subject the Fund to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on the business and results of operations of the Fund.” above.

The legal, regulatory and policy environments around AI are also evolving rapidly. Many jurisdictions have passed or are considering laws and regulations concerning AI Technologies, which could adversely affect the Portfolio Companies and their operations. For example, the European Union (“EU”) AI Act, which achieved approval by the European Council on February 2, 2024 and the European Parliament on March 13, 2024, imposes obligations on providers and users of AI Technologies. Additionally, several U.S. states have proposed, and in certain cases have enacted, legislation imposing obligations in connection with the development or use of, or otherwise regulating, AI Technology. U.S. federal and U.S. state-specific regulatory bodies have also issued advisories on the use of AI Technology and will likely step up their oversight and enforcement of these technologies. Other countries also are contemplating laws regulating AI Technology. Vista, the Fund and its Portfolio Companies may become subject to new legal and other obligations in connection with the development and use of AI Technology, which could require significant changes to policies and practices, necessitating expenditure of significant time, expense and other resources and adversely affect their businesses and the Fund’s performance.

Moreover, use of AI Technologies by any of the parties described in the previous paragraphs could include the input of confidential Vista information (including material non-public information and personal information) by third parties in contravention of non-disclosure agreements or by Vista personnel or other related parties in contravention of Vista’s policies and procedures (or by any such parties in accordance with Vista policies, procedures and/or non-disclosure agreements), and in any case, could result in such confidential information becoming part of a dataset that is accessible by AI Technologies applications and users. The use of AI Technologies, including potential inadvertent disclosure of confidential Vista information, could also lead to legal and regulatory investigations and enforcement actions.

AI Technologies and their current and potential future applications including in the private investment and financial sectors, as well as the legal and regulatory frameworks within which they operate, continue to rapidly evolve, and it is impossible to predict the full extent of current or future risks related thereto. Vista and Vista personnel reserve the right to use AI Technologies in connection with Vista’s and/or the Fund’s business activities, including to support Vista’s and/or the Fund’s due diligence and investment activities. For additional risks, see “—The Fund’s investments are concentrated in the software sector and subject to sector-specific risks and potential volatility, including those relating to the proliferation of AI Technologies.” and “—Investments in artificial intelligence may expose the Fund to specific risks from rapid innovation, intellectual property challenges, high research and development costs, regulatory changes and flawed algorithms.” below.

Unitholders have limited voting and governance rights.

Unitholders are not entitled to nominate or vote in the election of the Fund’s directors. Accordingly, the Fund is not required to file proxy statements or information statements under Section 14 of the Exchange Act except in those limited circumstances where a vote of Unitholders is required under Delaware law. Moreover, Unitholders are not able to bring matters before meetings of unitholders or nominate directors at such meeting, nor are they generally able to submit unitholder proposals under Rule 14a-8 of the Exchange Act except on matters on which such Unitholders have voting rights.

The Fund LPA designates Delaware state and federal courts as the exclusive venues for disputes related to the Fund LPA and federal securities laws, potentially subjecting the Fund to additional costs and resource diversion if the provision is challenged and found unenforceable.

The Fund LPA designates the courts of the State of Delaware, and to the extent subject matter jurisdiction exists, the federal district courts of the United States in the State of Delaware, as the exclusive forum for any action or proceeding against the parties relating in any way to the Fund LPA. Any person or entity purchasing or otherwise acquiring Units shall be deemed to have notice of and to have consented to the forum provision in the Fund LPA. Unitholders will not be deemed to have waived compliance with the federal securities laws and the rules and regulations thereunder as a result of the forum selection provisions in the Fund LPA. This forum selection provision may limit a Unitholder’s ability to bring a claim in a different judicial forum, including one that it may find favorable or convenient for a specified class of disputes with Vista or the Fund’s directors and officers or other Unitholders, which may discourage such lawsuits. The validity of the Fund’s forum selection provision could be challenged and a court could rule that such provision is inapplicable or unenforceable. If a court were to find this provision of the Fund LPA inapplicable or unenforceable with respect to one or more types of actions or proceedings, the Fund may incur additional costs associated with resolving such matters in other jurisdictions, which could materially adversely affect the Fund’s business, financial condition and results of operations and result in a diversion of the time and resources of the Sponsor and the Fund’s directors and officers.

The Fund LPA includes a jury trial waiver that could limit the ability of Unitholders to bring or demand a jury trial in any claim or cause of action arising out of or relating to the Fund LPA, or the business or affairs of the Fund.

The Fund LPA contains a provision pursuant to which Unitholders waive their respective rights to a trial by jury in any action or proceeding arising out of the Fund LPA or the subject matter hereof or in any way connected with the dealings of the Fund, any partner thereof or any of its Affiliates in connection with any representation, warranty, covenant or agreement contained in the Fund LPA or any transaction contemplated by the Fund LPA. This jury trial waiver may not apply to any claim or cause of action arising out of or relating to the U.S. federal securities laws. Any person who becomes a Unitholder as a result of a transfer or assignment of Units would become subject to the terms of the Fund LPA, including the waiver of jury trial provisions.

If the Fund opposed a jury trial demand based on the jury trial waiver, the appropriate court would determine whether the waiver was enforceable based on the facts and circumstances of that case in accordance with the applicable state and federal law, including in respect of U.S. federal securities laws claims.

This waiver of jury trial provision may limit the ability of a Unitholder to bring or demand a jury trial in any claim or cause of action arising out of the Fund LPA or the subject matter hereof or in any way connected with the dealings of the Fund, any partner thereof or any of its affiliates in connection with any representation, warranty, covenant or agreement contained in the Fund LPA or any transaction contemplated by the Fund LPA, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the waiver of jury trial provision contained in the Fund LPA to be inapplicable or unenforceable in an action, the Fund may incur additional costs associated with resolving such action, which could harm the Fund’s business, operating results and financial condition.

RISKS RELATED TO THE FUND’S INVESTMENTS

The Fund may face broad risks not described in this Annual Report.

The General Partner and/or Manager is expected to implement on behalf of the Fund such strategies or discretionary approaches within its broad mandate which the General Partner and/or Manager believes from time to time may be best suited to prevailing market conditions, as further set out in this Annual Report and in the Fund’s private placement memorandum to investors in the Fund (the “Memorandum”). There can be no assurance that the General Partner and/or Manager will be successful in applying any strategy or discretionary approach to the Fund’s trading or investment activities. The investment strategies of these entities may involve risks that are not described in this Annual Report or in the Memorandum. Such risks could prove substantial and therefore investments in the Fund are suitable only for investors that are able to bear the potential loss of their entire investment in the Fund.

Competition for investments and overlapping investment objectives with other Vista PE Funds may limit the Fund’s opportunities and returns.

The activity of identifying, buying and selling private equity investments is highly competitive, involves a high degree of uncertainty, and is subject in some cases to the prevailing capital market, regulatory or political environment. The Fund will encounter competition from other entities having similar investment objectives. Potential competitors include other investment partnerships and corporations, governments, individuals, financial institutions, family offices, strategic industry acquirers and other financial investors, including hedge funds, investing directly or through affiliates, and SPACs, including potentially SPACs that are affiliates of Vista or the Fund. Further, over the past several years, an ever-increasing number of private equity funds have been or are being formed (and many existing funds have grown in size). Additional funds with similar investment objectives may be formed in the future by other unrelated parties. Some of these competitors may have more relevant experience, greater financial resources, a greater willingness to take on risk, and more personnel than the General Partner and the Manager, the Fund and their affiliates. Vista expects that competition for appropriate investment opportunities may increase, which may also require the Fund to participate in auctions, the outcome of which cannot be guaranteed, thus reducing the number of investment opportunities available to the Fund and/or adversely affecting the terms upon which Investments can be made. Participating in auctions will also increase the pressure on the Fund with respect to pricing of a transaction. For example, given the increasingly more competitive environment, Vista has found it more difficult to obtain buyer-favorable terms in a transaction, such as receiving an indemnification by the seller for a breach of representations or warranties, the ability to terminate a transaction if financing sources become unavailable or unwilling to fund, or the ability to terminate the transaction if there has been a material adverse change in the company’s business prior to closing of the investment. In addition, Vista has found competitors for investment opportunities are willing to offer seller-favorable terms in a transaction, such as providing a “reverse break-up fee” and fund-level guarantees. In the event a financing-related closing condition is not available to the Fund or if the Fund is required to provide a reverse break-up fee or guarantee in connection with a potential investment, the Fund may become obligated to consummate a transaction on less favorable terms or may be required to fund the reverse break-up or similar fee in connection with a potential investment that is not made. There can be no assurance that the Fund will be able to locate, complete and exit investments which satisfy the Fund’s rate of return objectives, or realize upon their values, or that it will be able to invest fully its capital. To the extent that the Fund encounters competition for investments, returns to Unitholders may decrease including as a result of higher pricing, foregoing opportunities, or negotiating fewer transactional protections in order to remain competitive. Additionally, the Fund may incur bid, due diligence, negotiating, consulting or other costs of investments which may not be successful. As a result, the Fund may not recover all of its costs, which would adversely affect returns.

In addition, certain other Vista PE Funds may have investment objectives that are adjacent to or overlap with those of the Fund (whether now in existence or subsequently established) or such other Vista Entities may share and/or receive priority with respect to certain investment opportunities falling within the primary focus of the Fund or otherwise receive allocations of investments otherwise appropriate for the Fund (including, for example, other Vista Entities established to primarily pursue investments relating to specific geographic regions, sectors and/or asset classes). While the Fund expects to invest alongside the other Vista Entities, the Fund’s access to such investment opportunities is not guaranteed and any conflicts that arise regarding allocation of investments may not necessarily be resolved in favor of the Fund.

Due diligence failures and adverse conduct of Portfolio Companies may subject the Fund to loss on investments and legal liability.

Before making investments, the General Partner and/or the Manager will typically conduct due diligence that it deems reasonable and appropriate based on the facts and circumstances applicable to each investment. Due diligence may entail evaluation of important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants, investment banks and other third parties may be involved in the due diligence process to varying degrees depending on the type of investment. Such involvement of third-party advisors or consultants may present a number of risks primarily relating to the General Partner and/or the Manager’s reduced control of the functions that are outsourced. In addition, if the General Partner and/or the Manager is unable to timely engage third-party providers, its ability to evaluate and acquire more complex targets could be adversely affected. When conducting due diligence and making an assessment regarding an investment, the General Partner and/or the Manager will rely on the resources available to it, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence investigation that the Manager carries out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Additionally, counterparties and third parties (including consultants, legal advisors, appraisers, accountants, investment banks and other third parties engaged by the Sponsor or a prospective portfolio entity) may utilize artificial intelligence tools and technologies in connection with generating information, analyses, projections, or reports provided to the Sponsor during the due diligence process. The use of AI Technologies by such parties introduces unique risks, including the potential for AI-generated outputs that contain inaccuracies, fabrications, or “hallucinations” (plausible-sounding but factually incorrect information), biased or discriminatory conclusions, or outputs derived from training data that may infringe third-party intellectual property rights or violate data privacy laws. The Sponsor may have limited visibility into whether, how, or to what extent AI Technologies have been employed in generating materials provided during due diligence, and representations regarding the accuracy or completeness of AI-generated information may be difficult to verify. Furthermore, prospective and/or existing Portfolio Companies may themselves utilize AI Technologies in their operations, and the risks associated with such use—including regulatory compliance risks, intellectual property infringement, cybersecurity vulnerabilities, and potential for biased outputs—may not be fully ascertainable during the due diligence process.

Moreover, such an investigation will not necessarily result in the investment being successful. There can be no assurance that attempts to provide downside protection with respect to investments will achieve their desired effect and potential investors should regard an investment in the Fund as being speculative and having a high degree of risk. There can be no assurance that the Fund will be able to detect or prevent irregular accounting, employee misconduct or other fraudulent practices during the due diligence phase or during its efforts to monitor the investment on an ongoing basis or that any risk management procedures implemented by the Fund will be adequate. The Sponsor may also be unable to detect misuse of AI Technologies by Portfolio Company employees, including unauthorized disclosure of confidential information through AI prompts or inputs, reliance on AI-generated outputs that contain errors or infringing content, or other AI-related misconduct that could expose a Portfolio Company to legal, regulatory, or reputational harm. In the event of fraud by any Portfolio Company, any of its affiliates or their employees, the Fund may suffer a partial or total loss of capital invested in that Portfolio Company. An additional concern is the possibility of material misrepresentation or omission on the part of the Portfolio Company or the seller. Such inaccuracy or incompleteness may adversely affect the value of the Fund’s investment in such Portfolio Company. The Fund will rely upon the accuracy and completeness of representations made by Portfolio Companies and in certain instances their former owners in the due diligence process when it makes its investments but cannot guarantee such accuracy or completeness. The Fund and/or Vista may determine to obtain a representations and warranties insurance policy that may provide protection to the Fund and/or Vista in the event of losses arising from the inaccuracy or incompleteness of any such representation. However, there is no guarantee that the Fund and/or Vista would be able to obtain recovery under any such insurance policy, or that such recovery would be sufficient. Moreover, representations and warranties insurance policies may exclude or limit coverage for losses arising from or relating to artificial intelligence, including AI-generated content, AI-related intellectual property infringement, or AI-related regulatory violations. In addition, in a transaction where the Fund and/or Vista has obtained any such policy, recourse to the former owners of a Portfolio Company may be severely limited or even eliminated, and recovery under such policy may effectively be the sole source of recovery for the Fund and/or Vista in such circumstance.

Under certain circumstances, payments to the Fund may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance or a preferential payment. In addition, conduct occurring at Portfolio Companies, even activities that occurred prior to the Fund’s investment therein, could have an adverse impact on the Fund. For example, the European Commission held that certain private fund entities associated with a financial sponsor that were owners of a former portfolio company that was found to have participated in anticompetitive cartel activities were liable for the underlying conduct on the basis that funds had exercised decisive influence over the former portfolio company. This precedent illustrates the risk that even if private equity funds are only involved in the high-level strategy and commercial policy of their portfolio companies, it does not exclude them from liability in a context of aggressive courts and/or regulators.

With respect to certain Portfolio Companies, including minority or non-controlling investments, joint ventures, or co-investments alongside third-party investors, the Sponsor's ability to conduct comprehensive due diligence may be limited by restrictions on information access imposed by the controlling party, other co-investors, or the Portfolio Company itself. Minority investors typically receive information rights that are more limited in scope than those available to controlling shareholders, and such rights may be restricted to periodic financial statements, board materials, and other summary information that does not provide full visibility into a Portfolio Company's operations, liabilities, or risks. The Sponsor may be unable to obtain access to detailed operational data, customer information, proprietary technology, trade secrets, or other competitively sensitive information that would be relevant to assessing investment risks. Information rights negotiated in connection with a minority investment may also be subject to confidentiality restrictions, privilege limitations, or carve-outs for competitively sensitive matters that further limit the Sponsor's visibility. As a result, due diligence conducted in connection with minority investments may be based on incomplete information, and the Sponsor may be required to rely to a greater extent on representations made by the controlling party, management, or other co-investors, which representations may prove to be inaccurate or incomplete. The Sponsor's ability to monitor a minority investment on an ongoing basis may similarly be constrained by limited information rights, and material developments affecting the Portfolio Company may not be disclosed to the Fund on a timely basis or at all.

Consultants, legal advisors, appraisers, accountants, investment banks and other third parties can be expected to be involved in the due diligence process and/or the ongoing operation of the Portfolio Companies to varying degrees. For example, certain asset management, finance, administrative and other similar functions could be outsourced to a third-party service provider whose fees and expenses will be borne by the Portfolio Companies or the Fund and will not reduce or offset fund expenses. Such involvement of third-party advisors or consultants would present a number of risks primarily relating to the Sponsor’s reduced control of the functions that are outsourced. Third-party service providers may also subcontract certain functions to AI vendors or utilize third-party AI Technologies without the Sponsor's knowledge, creating additional layers of risk and reduced transparency. In addition, if the Sponsor is unable to timely engage third-party providers, their ability to evaluate and acquire more complex targets could be adversely affected.

Actual results of investments may differ significantly from projections.

The General Partner and the Manager will generally establish the capital structure of Portfolio Companies and the terms and targeted returns of investments on the basis of financial and other projections for such investment. Estimates or projections of economic and market conditions, supply and demand dynamics and other key investment-related considerations are key factors in evaluating potential investment opportunities and valuing the Fund’s investment program. It is possible for such estimates and projections to be significantly revised from time to time, creating significant changes in the value of any such Portfolio Company subject to such factors. Projected operating results will normally be based primarily on management judgments or third-party reports. In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed. There can be no assurance that any projections, forecasts or estimates referred to herein will prove to be accurate or that projected, forecasted or estimated results will be obtained. Actual results may vary significantly from the projections, forecasts or estimates set forth herein. General economic, natural and other conditions, which are not predictable, can have a material adverse impact on the reliability of such projections, forecasts or estimates. Assumptions or projections about asset lives, the stability, growth or predictability of costs, demand or revenues generated by an investment or other factors associated therewith may, due to various risks and uncertainties including those described herein, differ materially from actual results. Certain Portfolio Companies, as well as the Fund, will from time to time rely on the reports of technical consultants when evaluating the condition of certain assets. The actual condition of the assets may be worse than anticipated, requiring additional capital or maintenance expenditures that may not be recoverable, allocable to end-users or economical from a stand-alone perspective.

Investments involving non-controlling interests and joint ventures may result in reduced control, potential conflicts of interest, disproportionate expenses and disputes or misconduct.

The Fund may make Investments through arrangements with operating partners, including through partnerships, joint ventures or other entities. Operating partners, if used, generally would be expected to provide various services to portfolio entities through which such Investments are made, including acquisition-related services (such as sourcing, evaluating, structuring, due diligence and execution with respect to actual or potential investment opportunities) and management-related services with respect to such Investments (including day-to-day asset management and oversight). The operating partners with respect to a particular portfolio Investment could also provide the same or similar services with respect to one or more other Investments of the Fund and/or Vista PE Funds in addition, potentially, to third parties unaffiliated with the Fund, other Vista PE Funds or Vista. The Fund may invest alongside third parties, including third-party fund managers, which third parties might have larger or controlling ownership interests in, or governance rights in respect of, such Investments. Although Vista will attempt to acquire the necessary governance rights to exercise enough influence to implement its value creation strategies, in some cases certain major decisions will require the consent of other investors, thereby lessening Vista’s control and therefore its ability to protect the position of the Fund. It may also be more difficult for the Fund to sell its interest in any joint venture, partnership or entity with other owners than to sell its interest in other types of investments (and any such investment may be subject to a buy-sell right). The Fund may grant operating partners and other third parties approval rights with respect to major decisions concerning the management and disposition of the investment, which would increase the risk of deadlocks or unanticipated exits from an investment. A deadlock could delay the execution of the business plan for the investment or require the Fund to engage in a buy-sell of the venture with the operating partner and other third party or conduct the forced sale of such portfolio company or require alternative dispute resolution in order to resolve such deadlock. As a result of these risks, the Fund may be unable to fully realize its expected return on any such portfolio company. In addition, there may be instances in which the Fund makes an investment in publicly traded securities without the intent to control or influence the securities, properties and other assets in which it invests, and in such cases, the Fund will be significantly reliant on the existing management, board of directors and other shareholders of such companies, which will include representation of other financial investors with whom the Fund is not affiliated and whose interests may conflict with the interests of the Fund.

In addition, it is possible that, from time to time, the Fund and/or Vista could enter into exclusivity, non-competition or other arrangements with one or more joint venture partners, consortium partners, co-sponsors, operating partners or other third parties (each, an “Exclusive JV Partner”) with respect to potential Investments in a particular geographic region or with respect to a specific industry or asset type pursuant to which the Fund and/or Vista, could agree, among other things, not to make Investments in such region or with respect to such industry or asset type outside of its arrangement with such Exclusive JV Partner. Accordingly, there could be circumstances in which Vista could source a potential investment opportunity or be presented with an opportunity by a third party, and, as a result of such arrangements with an Exclusive JV Partner, the Fund could be precluded from pursuing such investment opportunity.

Such investments will involve risks in connection with such third-party involvement, including the possibility that a third party could have financial difficulties resulting in a negative impact on such investments. Furthermore, a third-party co-investor or manager or operator may cause the investment to be reviewable by the Committee of Foreign Investments in the United States (“CFIUS”) or another U.S. or other national security investment clearance regulator, might have economic or business interests or goals that are inconsistent or conflict with those of the Fund or could be in a position to take (or block) action in a manner contrary to the investment objectives of the Fund. The Fund might also in certain circumstances be liable for the actions of such third parties. While the Fund can seek to obtain indemnities to mitigate such risk, such efforts might not be successful. Investments made with such third parties in joint ventures or other entities could involve arrangements whereby the Fund would bear a disproportionate share of the expenses of the joint venture and/or portfolio entity, as the case may be, including any overhead expenses, management fees or other fees payable to the joint venture partner (or the management team of the joint venture portfolio entity), employee compensation, diligence expenses or other related expenses in connection with backing the joint venture or the build out of the joint venture portfolio entity. Such expenses can be borne directly by the Fund as fund expenses or indirectly as the Fund bears the start-up and ongoing expenses of the newly formed joint venture portfolio entity.

The compensation paid to joint venture and operating partners, if any, could be comprised of various types of arrangements, including one or more of the following management or other fees, including, for example, origination fees and development fees payable to the joint venture partner (or the management team of the joint venture portfolio entity), carried interest distributions and/or other profit sharing arrangements payable to the joint venture partner (or the management team of the joint venture portfolio entity), including profits realized in connection with the disposition of a single asset, the whole joint venture portfolio entity or some combination thereof and other types of fees, bonuses and compensation not otherwise specified above. None of the compensation or expenses described above, if any, will be offset against any Management Fee and/or Performance Participation Allocation (or similar distributions) payable to Vista in respect of the Feeder. In the event that the Fund has a non-controlling interest in any such Investment, there can be no assurance that minority rights will be available to it or that such rights will provide sufficient protection of the Fund’s interests. In addition, the Fund’s investment strategies in certain Investments could, but are not expected to, depend on its ability to enter into satisfactory relationships with joint venture or operating partners. There can be no assurance that Vista’s future relationship with any such partner or operator would continue (whether on currently applicable terms or otherwise) with respect to the Fund or that any relationship with other such persons would be able to be established in the future as desired with respect to any sector or geographic market and on terms favorable to the Fund.

The Fund may rely upon its joint venture partner to manage the day-to-day operations of the joint venture and underlying assets, as well as to prepare financial information for the joint venture and any failure to perform these obligations may have a negative impact on the Fund’s performance and results of operations.

In addition, there is the possibility of fraud or misconduct by the joint venture partner, and disputes between the Fund and its joint venture partner may result in litigation or arbitration that would increase the Fund’s expenses and prevent the Fund’s officers and directors from focusing their time and efforts on the Fund’s business. Any of the above might subject the Fund to liabilities and thus reduce its returns on the investment with the joint venture partner.

The General Partner and the Manager may have limited information in expedited transactions.

Investment analyses and decisions by the Sponsor may often be undertaken on an expedited basis in order for the Fund to take advantage of investment opportunities. In such cases, information available to the Sponsor at the time of an investment decision may be limited, and the Sponsor may not have access to the detailed information necessary for a full evaluation of the investment opportunity. In addition, the Sponsor can be expected to rely on independent consultants or attorneys in connection with their evaluation of proposed investments. There can be no assurance that these consultants or attorneys will accurately evaluate such investments. Therefore, no assurance can be given that the Sponsor will have knowledge of all circumstances that may adversely affect an investment at the time the investment decision is made, and the Fund may make investments which it would not have made if more extensive due diligence had been undertaken.

The Fund may make a limited number of investments or investments that are concentrated in certain portfolio companies, geographic regions, asset types or sectors, which could negatively affect the Fund’s performance to the extent such concentrated investments perform poorly.

Investors should note that the primary focus of the Fund is to invest alongside one or more other Vista Entities. As a result, the universe of investment opportunities the Fund may seek to invest in is necessarily limited. Furthermore, while the Fund expects to primarily invest alongside current Vista-managed private equity strategies (the principal focus of which is on acquiring controlling interests in “Small Cap”; middle market and “Mid Cap”; upper middle-market and “Large Cap” enterprise software, data and technology-enabled solutions companies with significant value creation opportunities), the Fund may at any time be disproportionately invested (based on the dollar amount of a particular investment or number of investments) in any one of such strategies, and in particular in “Large Cap” investments due to the typical dollar size of such investment opportunities. An outsized exposure to any particular investment or strategy can create heightened risks in the event such investment or strategy performs poorly, which can potentially reduce the overall performance of the Fund and offset any positive financial results that the Fund may have yielded from any of its other investments. Each of the above can also create risks as certain different types of investments may be better suited to perform well in certain economic climates or in other situations than others, and the Fund will not necessarily have access to such investments. Investors should maintain a suitably diversified portfolio of investments and are encouraged to seek the advice of their financial advisors with a view to achieving the same. Furthermore, the Fund will participate in a limited number of Investments and, as a consequence, the aggregate return of the Fund may be substantially adversely affected by the unfavorable performance of any single Investment. Moreover, since all of the Fund’s Investments cannot reasonably be expected to perform well or even return capital, for the Fund to achieve above-average returns, one or a few of its Investments must perform very well. There can be no assurance that this will be the case. In addition, other than as set forth in “—The Fund’s investments are concentrated in the software sector and subject to sector-specific risks and potential volatility, including those relating to the proliferation of AI Technologies.” below, Unitholders have no assurance as to the degree of diversification of the Fund’s Investments, either by geographic region, asset type or sector. To the extent the Fund concentrates Investments in a particular issuer, industry, security or geographic region, its Investments will become more susceptible to fluctuations in value resulting from adverse economic, political, regulatory and business conditions with respect thereto. Furthermore, to the extent that the capital raised is less than the targeted amount, the Fund reserves the right to invest in fewer portfolio companies than it would ordinarily target and thus be less diversified. If the Fund invests alongside other private equity funds, including another Vista PE Fund, a Unitholder may have exposure to Investments through more than one fund. In circumstances where the General Partner and/or the Manager intend to refinance all or a portion of the capital invested in a transaction, there will be a risk that such refinancing may not be completed, which could lead to increased risk as a result of the Fund having an unintended long-term Investment as to a portion of the amount invested and/or reduced diversification. In addition, as the Fund expects to allocate a significant majority of its assets in Investments which will be managed, operated and/or advised by the General Partner and Manager, the Fund may be less diversified, and more subject to concentration risk and/or Vista-specific risk, than other funds. In particular, the Fund will be susceptible to contagion such that events which negatively impact the General Partner, Manager or another Vista Entity may adversely affect the Fund on the basis that the General Partner, Manager and/or other Vista Entity are part of Vista. This may particularly be the case where Vista or one or more of the Vista Entities in which the Fund invests alongside with suffers an adverse reputational, regulatory or similar impact, which negatively affects the ability of the General Partner and Manager to perform their roles in respect of the Fund and/or cause investors to seek to repurchase their Units where they otherwise would not have (and hence potentially limit the Fund’s ability to implement its investment strategy). See also “—The Fund’s investments are concentrated in the software sector and subject to sector-specific risks, including those relating to the proliferation of AI Technologies” below.

The Fund’s investments are concentrated in the software sector and subject to sector-specific risks and potential volatility, including those relating to the proliferation of AI Technologies.

The Fund’s Investments are concentrated in the software sector. Concentration in a single sector may involve risks greater than those generally associated with diversified investment funds, including significant fluctuations in returns. Software companies serve virtually every vertical market. The vertical market focus of such companies is a core reason for their stability and longevity, as these businesses offer their customers unique, industry specific capabilities typically not available from general purpose software vendors or new technology startups. The software sector is, however, challenged by various factors, including rapidly changing market conditions and/or participants, including due to the proliferation of AI Technologies and the resultant ongoing uncertainties that such developments could have on the software sector as a whole, new competing products, changing consumer preferences, short product life cycles, services and/or improvements in existing products. The software sector as a whole is highly cyclical. Furthermore, as AI Technologies evolve, it is expected that some services Vista, the Fund and their respective Portfolio Companies currently perform(s) for their clients will be replaced, in whole or in part, by AI Technologies, including generative artificial intelligence and agentic solutions, or other forms of automation, which could have a material adverse effect on Vista’s, the Fund’s and/or their respective Portfolio Companies’ business, results of operations and financial condition. The Fund’s Portfolio Companies will compete in this potentially volatile environment. Periods of actual or perceived volatility in the software sector may adversely affect investor confidence in the industry, leading to decreased subscriptions in the Fund, reduced investment opportunities, downward pressure on Portfolio Company valuations, and constrained exit opportunities. Furthermore, actual or perceived volatility in the software sector may cause an increase in repurchase requests by existing investors under the Fund’s Repurchase Program, potentially resulting in the Fund disposing of investments under less favorable conditions or otherwise altering its investment strategy.

In addition, certain countries in which the Fund may invest may have less-developed laws regarding the protection of intellectual property rights. There is no assurance that products or services sold by the Portfolio Companies will not be rendered obsolete or adversely affected by competing products and services or that the Portfolio Companies will not be adversely affected by other challenges. Moreover, competition can result in significant downward pressure on pricing. Instability, fluctuation or an overall decline within the software industry will likely not be balanced by Investments in other industries not so affected. In the event that the software sector as a whole declines, returns to Unitholders may decrease.

A Portfolio Company’s success in the field of AI Technologies could heavily rely on access to foundational models or algorithms developed by third-party entities. Reliance on third-party providers for such essential components subjects a Portfolio Company to vulnerabilities including but not limited to the potential lack of control over modifications, updates, or the discontinuation of these models. Furthermore, uncertainties regarding such third-party providers’ commitment to ongoing support, quality maintenance, or adherence to a Portfolio Company’s strategic goals may lead to disruptions in operations, intellectual property disputes, or limitations in technological advancements. Any failure, interruption or termination of access to these foundational models due to disputes, contractual breaches, or the inability to renew agreements could significantly impact a Portfolio Company’s ability to develop, operate, innovate or compete effectively. Consequently, this dependency exposes a Portfolio Company to operational risks, potential legal disputes and could have an adverse effect on its, and in turn, the Fund’s business operations, financial condition and competitive position.

Furthermore, the Fund has made and can be expected to continue to make investments in software-as-a-service (“SaaS”) providers and may be exposed, directly or indirectly through Portfolio Companies, to SaaS products and the SaaS industry in an outsized manner due to the Fund’s focus on Software. SaaS providers rely heavily on third-party cloud infrastructure service providers, and any disruption or system failures of such third-party service providers could significantly interrupt the business operations of SaaS providers. Third-party cloud infrastructure services providers and SaaS providers are vulnerable to damage or interruptions from factors beyond their control, including but not limited to computer viruses and other malicious code, denial-of-service attacks, cyber and ransomware attacks, phishing attacks, break-ins, sabotage, vandalism, data leaks, power loss or other telecommunications failure, fire, flood, hurricane, tornado or other natural disasters, software or hardware errors, failures or crashes and other similar disruptive problems. It is possible that SaaS providers will occasionally suffer from loss of orders or transactions due to technical failures, system delays or other interruptions on the part of third-party cloud infrastructure providers. Any of the foregoing could result in interruptions, delays, loss of data, cessations to SaaS provider operations or in the provision of offerings through their platforms, and could adversely affect the business, financial condition, results of operations and prospects of such SaaS providers and therefore Vista and the Fund.

It is possible that, pursuant to agreements with third-party cloud infrastructure services providers, SaaS providers will be required to meet certain minimum spending commitments, and to the extent such SaaS providers fall short of meeting such commitments, they could be required by the relevant third-party service provider to pay for the shortfall, which could cause the SaaS service providers to incur additional expenses.

In addition, the SaaS pricing model is evolving, including due to the proliferation of AI Technologies, and failure by SaaS providers to manage such evolution and changes to demand could lead to lower than expected revenue and profit. The SaaS business model depends heavily on achieving economies of scale due to large initial upfront investments, and the associated revenue is recognized on a ratable basis. SaaS customers typically have no contractual obligation to renew their subscriptions after completion of their then-current subscription term. As such, SaaS providers, and the Sponsor when analyzing a potential investment opportunity in a SaaS provider, may be unable to predict future customer renewal rates accurately. Renewal rates may decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction, potential inability to integrate with or obsoletion from new or changing technologies (including AI Technologies), pricing, cyber security incidents, competing products, reductions in customer spending levels, or general, industry-specific or local economic conditions. In addition, subscription-based offerings may be invoiced over multiple reporting periods, which could subject SaaS providers to additional collection and credit risks, particularly if a customer does not plan to renew such subscriptions. If SaaS providers fail to achieve appropriate economies of scale or fail to accurately forecast subscriptions and/or renewal rates, business and operating results could be adversely affected and could vary materially from those anticipated by the Sponsor.

The success of the SaaS industry will depend in large part on the growth, if any, in the market for SaaS products. The use of SaaS solutions to manage and automate businesses is at an early stage and rapidly evolving, including due to the proliferation of AI Technologies. As such, it is difficult to predict the potential growth, if any, of the SaaS industry and the extent of customer adoption and retention rates, customer demand, customer consolidation, or the future success of new or existing SaaS products. Any expansion in the SaaS market depends on a number of factors, including the cost, performance and perceived value associated with SaaS solutions. It is not certain whether any previous trend in adoption of SaaS solutions will continue in the future. Furthermore, to the extent SaaS providers experience security incidents, loss or disclosure of customer data, disruptions in delivery, or other problems, the market for SaaS solutions as a whole could be negatively affected. See also “—The Fund faces risks relating to AI Technologies.”

Investments in growth-equity opportunities may involve a heightened business and financial risk that can result in substantial or total loss.

The Fund’s strategy may include growth-equity investments. While growth equity investments offer the opportunity for significant capital gains, such investments may involve a higher degree of business and financial risk that can result in substantial or total loss. Growth equity portfolio companies may operate at a loss or with substantial variations in operating results from period to period, and many growth equity portfolio companies will need substantial additional capital to support additional research and development activities or expansion, to achieve or maintain a competitive position, and/or to expand or develop management resources. Growth equity portfolio companies may face intense competition, including from companies with greater financial resources, better brand recognition, more extensive development, marketing and service capabilities, and a larger number of qualified managerial and technical personnel.

Investments in emerging growth software companies may be riskier due to their unproven management, intense competition and susceptibility to macroeconomic effects.

The Fund reserves the right to invest in emerging growth software companies. These companies are often characterized by short operating histories, new technologies and products, evolving markets, intense competition and management teams that may have limited experience working together. The products of emerging growth software companies, and of other companies in which the Fund may invest, may be unproven at commercial scale. A portfolio company’s ability to succeed will be dependent not only upon its ability to develop the right products for the right market, but to constantly evolve its business to be sure that its products keep pace with changing technologies and markets. Such a portfolio company will need to implement appropriate sales and marketing, inventory, finance, personnel and other operational strategies in order to become and remain successful. In addition, emerging growth companies may be more susceptible to macroeconomic effects and industry downturns, including those resulting from pandemics, acts of terrorism and war.

Competition in the technology sector and rapid technological change may require Portfolio Companies to make costly upgrades and respond to pricing pressures, potentially impacting their profitability and the Fund’s performance.

Many of the areas in which the Fund and its Portfolio Companies are expected to participate evolve rapidly with changing and disruptive technologies, including the use of machine learning technology and generative artificial intelligence, shifting user needs, and frequent introductions of new products and services. Competitors of the Fund and its Portfolio Companies will range in size from diversified global companies with significant research and development resources to small, specialized firms whose narrower product lines may enable them to be more effective in deploying technical, marketing and/or financial resources. Barriers to entry in the technology industry are low, and technology products can be distributed broadly and quickly at relatively low cost. In addition, the emerging nature and rapid evolution of technology products and services generally require portfolio companies in the technology industry to continually improve the performance, features and reliability of their products and/or services, particularly in response to competitive offerings. There can be no assurance that the Fund’s Portfolio Companies will be successful in building or acquiring new equipment and other assets, upgrading existing equipment or achieving widespread acceptance of their products and/or services before competitors offer products and services with similar or improved performance, features and reliability. The widespread introduction and/or adoption of new technologies or standards could require substantial expenditures by such Portfolio Companies to modify or adapt their products or services. Rapid innovation in, and the potential widespread adoption of, machine learning and generative artificial intelligence has the potential to significantly alter industry landscapes and impact the operations and valuation of Portfolio Companies. To the extent Portfolio Companies are unable to anticipate or respond effectively to these developments, they may experience diminished demand or need for their products or services, resulting in decreased valuations or potential obsolescence which can materially impact the Fund and its operations and performance. To the extent that the Fund’s target sectors experience rapid and significant technological advancements and introductions of new products and services using new technologies, as a result of technological advancements or new products or services from competitors, Portfolio Companies may be placed at a competitive disadvantage, and competitive pressure may result in significant downward pressure on pricing and force Portfolio Companies to implement new technologies at a substantial cost. Such expenditures may negatively affect the profitability of such Portfolio Companies and, in turn, the Fund’s operating results and performance.

Investments in artificial intelligence may expose the Fund to specific risks from rapid innovation, intellectual property challenges, high research and development costs, regulatory changes and flawed algorithms.

AI technology companies often face specific risks which the Fund will also be exposed to by investing in such companies. Such risks typically include: (i) rapidly changing technologies; (ii) technological developments which may quickly render existing technologies obsolete; (iii) scarcity of management, technical, scientific, research and marketing personnel with appropriate training; (iv) the possibility of lawsuits related to patents and other intellectual property and their associated rights; and (v) rapidly changing investor and/or consumer sentiments and preferences with regard to the AI technology sector. AI algorithms used by the Fund or a

Portfolio Company may be flawed and the datasets on which such algorithms are trained may be insufficient, raise privacy concerns or contain biased information, which could undermine the decisions, predictions or analysis that AI applications produce. Many potential portfolio companies rely on a combination of patent, copyright, trademark and trade secret protection and non-disclosure agreements to establish and protect proprietary rights. There can be no assurance that the Fund or a Portfolio Company will be able to protect these rights or will have the financial resources to do so, or that competitors will not develop technologies substantially equivalent or superior to a Portfolio Company’s technologies. Competitors of Vista, the Fund or the Fund’s Portfolio Companies have instituted or may institute low cost, high speed financial applications and services based on AI, and new competitors may enter the asset management or technology space using new investment platforms or technologies based on AI. The absence of harmonized patent laws makes it more difficult to ensure consistent protection of intellectual property rights. Reductions in the legal protections for software intellectual property rights could also adversely affect portfolio companies. It will be imperative that the Fund’s Portfolio Companies continue to improve their current products and develop new ones; accordingly, research and development is a key undertaking for the Fund’s Portfolio Companies. New technologies may be untested or unproven, and delays and cost overruns from unforeseen technical issues may occur. Research and development can be costly, requiring substantial capital, and there is no way to ensure that the research and development performed will yield positive financial results for any of the Fund’s Portfolio Companies. Because it is generally not possible to predict the amount of time required or the costs involved in achieving certain research and development objectives, actual development costs of the Fund’s Portfolio Companies may exceed budgeted amounts. A number of governments are considering imposing regulations on AI and AI companies, which could adversely affect the Fund’s Portfolio Companies and their businesses. Additionally, Vista expects the Fund’s Portfolio Companies to face additional competition as they utilize, introduce or acquire new products, as their existing products evolve or as other companies introduce new products and services, including as part of efforts to develop or innovate through the application of new AI-related technologies.

Investments in companies with exposure to Digital Assets (as defined below) carry distinct market, operational, legal and regulatory risks that potentially impact their valuation, operations and financial performance.

The Fund reserves the right to invest a portion of its assets in certain portfolio companies that have exposure to virtual currencies, blockchain, distributed ledger technology or other peer-to-peer financial services (collectively, “Digital Assets”). Digital Assets are new technological innovations with a limited history and involve a high degree of business and financial risk that can result in substantial or total loss of investment. Digital Assets face a number of market, operational, legal and regulatory risks distinct from other types of assets in which the Fund invests.

Portfolio Companies with exposure to Digital Assets such as virtual currencies, face a number of market and operational risks, including volatile prices, disparate prices across different virtual exchanges, risk of an illiquid market, valuation risk, custody risk, risk associated with “mining” or verifying virtual currency transactions, risk of not converting virtual currencies into fiat currencies, and risk that a virtual currency exchange fails or closes due to a security breach, a distributed denial of service attack, fraud or other failure. Virtual currencies may be particularly vulnerable to virtual currency network attacks, hacking or security breaches.

Virtual currencies also present a number of legal and regulatory risks as U.S. federal, U.S. state or foreign government bodies or agencies maintain different classifications for virtual currencies within their respective jurisdictions. For example, in the U.S., the SEC has found that certain virtual tokens offered in an initial coin offering are securities that require the offering to be registered or exempt from registration, the U.S. Commodity Futures Trading Commission (the “CFTC”) treats bitcoin and other virtual currencies as commodities, the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) requires administrators or exchanges to register as a registered money services business, and while the Internal Revenue Service (“IRS”) treats virtual currencies as property for U.S. federal income tax purposes, tax treatment issues remain with respect to valuation, timing of certain calculations and applicability of foreign bank account reporting laws, among others. Furthermore, the global regulatory framework governing virtual currencies varies from country-to-country and continues to evolve. Some countries have taken an accommodating approach to the regulation of virtual currencies while others have banned their use.

Accordingly, the promulgation of any U.S. or international laws or rules, an adverse change in applicable legal or regulatory requirements, or an adverse review by an applicable judicial authority of any such law or regulation, could have a material adverse effect on the price of certain Digital Assets and on the operations and/or financial performance of portfolio companies with exposure to virtual currencies.

Portfolio Companies with exposure to Digital Assets, such as blockchain and distributed ledger technology companies, may face a number of market and operational risks, including the risk of rapid technological change, introduction of competing blockchain products or applications, risk of hacking or other cyber-security breaches, and failure to implement or adopt such technology. Furthermore, blockchain technology presents a number of legal and regulatory risks as national or international regulation is rapidly changing and developing as the technology evolves. Although the prevalence and scope of applications of blockchain and similar distributed ledger technologies is growing, the technology is also nascent and may be vulnerable to certain risks such as those detailed above. Such risks could have a material adverse effect of the price of certain Digital Assets and on the operations and/or financial performance of portfolio companies with exposure to blockchain or distributed ledger technology.

Investment in junior securities are generally not secured and thus subject to the greatest risk of loss.

The securities in which the Fund will invest may be among the most junior in a Portfolio Company’s capital structure and thus subject to the greatest risk of loss. Generally, there will be no collateral to protect the Fund’s Investment once made.

The Fund may be unable to find a sufficient number of opportunities that meet its investment objectives.

A purchaser of Units in the Fund must rely upon the ability of the General Partner and the Manager to identify, structure and implement Investments consistent with the Fund’s investment objectives and policies. The Fund may be unable to find a sufficient number of attractive opportunities that meet its investment objectives.

The Fund has acquired and expects to continue to acquire Warehoused Assets at varying valuations and may incur additional costs and/or require financing.

Vista and/or a third-party warehouse facility has in the past and from time to time will continue to acquire certain portfolio company interests and has contributed or sold and/or will plan to contribute or sell such interests (each such portfolio company interest, a “Warehoused Asset”) in kind, at cost, at cost plus an interest rate or carrying cost charged from the time of acquisition to the time of transfer to the Fund, at fair value, or at fair value plus an interest rate or carrying cost charged from the time of acquisition to the time of transfer to the Fund, in exchange for cash, Class V Units and/or other Units in the Fund and/or shares, units or interests (as applicable) of any Lower Funds. Each Warehoused Asset contributed in kind to the Fund in exchange for cash, Class V Units and/or other Units in the Fund and/or shares, units or interests (as applicable) of any Lower Funds will be contributed in compliance with procedures put in place to mitigate conflicts of interest and other related concerns, which will include, among other things, approval by the Independent Directors of the price, terms and conditions of the transfer. For more information on the Warehoused Assets already acquired by the Fund, please refer to the Fund’s periodic reports, which are publicly filed with the SEC on an ongoing basis and are incorporated by reference herein. As a result, the Fund may pay more or less than the current market value of such assets when the Fund acquires them. Additionally, the Fund will bear its proportionate fees, costs and expenses in connection with developing, negotiating, structuring and holding any Warehoused Asset that is transferred to the Fund. As a result, the Fund may pay additional costs in connection with acquiring Warehoused Assets as compared to purchasing the assets directly. Furthermore, while Vista believes that the Warehoused Assets are generally illustrative of the Fund’s investment strategy, Vista has no obligation to transfer any Warehoused Asset in whole or in part to the Fund. Even if ultimately transferred to the Fund, there can be no guarantee that the performance of any such Warehoused Assets will be consistent with their past performance or continue at comparable or equal levels following their transfer to the Fund.

Additionally, the Fund may not be able to raise sufficient funds to purchase all of the Warehoused Assets. In that case, the Fund may determine to purchase some but not all of the Warehoused Assets. In that case, there is no guarantee that the assets the Fund purchases from Vista and/or a third-party warehouse facility will ultimately be the best-performing assets of those available. The Fund may also borrow to obtain funds necessary to purchase the Warehoused Assets. See also “—Potential Conflicts of Interest—The Fund has acquired and/or expects to acquire warehoused assets potentially at, above or below fair market value, creating conflicts of interest related to pricing, fees and timing that may not always be resolved in favor of the Fund or disclosed to Unitholders” herein.

Portfolio Companies’ success depends on management performance and accuracy of financial projections.

Each Portfolio Company’s day-to-day operations will be the responsibility of such company’s management team. Although the General Partner and the Manager will be responsible for monitoring the performance of each portfolio investment and the Fund seeks to invest in companies operated by strong management, there can be no assurance that the existing management team, or any successor, will be able to operate the Portfolio Company successfully. The success of many of Vista’s portfolio companies is heavily dependent on the management of such companies. There can be no assurance that the management team of a Portfolio Company on the date a portfolio investment is made will remain the same or continue to be affiliated with the company throughout the period the portfolio investment is held. Further, the business and operations of software, data and technology companies in which the Fund may invest often experience rapid organizational change that may strain the performance of the portfolio companies’ management teams. In addition, the

General Partner and the Manager will generally establish the capital structure of companies in which the Fund invests on the basis of financial projections for such companies. Projected operating results will normally be based primarily on the judgment of the management team of the Portfolio Company, with adjustments to such projections made by the General Partner and the Manager in their discretion. In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed. There can be no assurance that the projected results will be obtained, and actual results may vary significantly from the projections. General economic conditions, which are not predictable, can have a material adverse impact on the reliability of projections.

The Fund may not be able to successfully identify and implement operating improvements in Portfolio Companies.

In some cases, the success of the Fund’s investment strategy will depend, in part, on the ability of the Fund and/or Vista to restructure and effect improvements in the operations of a Portfolio Company. The activity of identifying and implementing operating improvements at portfolio companies entails a high degree of uncertainty. In addition, executing operational improvements may divert the attention of key personnel and disrupt normal business. There can be no assurance that the Fund and/or Vista will be able to successfully identify and implement such improvements.

Investments in Portfolio Companies experiencing or expected to experience financial difficulties, or that otherwise may become distressed, may ultimately cause such Portfolio Companies to become subject to bankruptcy proceedings.

The Fund reserves the right to make investments in restructurings that involve Portfolio Companies that are experiencing or are expected to experience financial difficulties. These financial difficulties may never be overcome and may cause such Portfolio Companies to become subject to bankruptcy proceedings. Such investments could, in certain circumstances, subject the Fund to certain additional potential liabilities that may exceed the value of the original investments. For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In addition, under certain circumstances, payments to the Fund and distribution by the Fund to the Unitholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, investments in restructurings may be adversely affected by local statutes relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and the bankruptcy court’s discretionary power to disallow, subordinate or disenfranchise particular claims.

Investments in distressed companies face heightened risk of bankruptcy proceedings and may result in partial or total loss.

While the Fund does not currently expect to make material new investments in distressed companies, it reserves the right to invest in the securities and obligations, including debt obligations that are in covenant or payment default, of companies experiencing or expected to experience significant financial difficulties and material operating issues, including companies that may have been, are or will become involved in bankruptcy proceedings or other restructuring, recapitalization or liquidation processes. Existing Portfolio Companies also have the potential to become distressed companies at any time. Investments in such companies involve a substantial degree of risk that is generally higher than the risk involved in investing in companies that are not in financial or operational distress. Given the heightened difficulty of the financial analysis required to evaluate distressed companies, there can be no assurance that Vista will correctly evaluate the value of the assets of a distressed company securing its debt and other obligations or correctly project the prospects for the successful restructuring, recapitalization or liquidation of such company. Therefore, in the event that a portfolio company does become involved in bankruptcy proceedings, or a restructuring, recapitalization or liquidation is required, the Fund may lose some or all of its investment or may be required to accept illiquid securities with rights that are materially different than the original securities in which the Fund invested.

Investments in smaller or less established companies carry increased uncertainty and potential for loss due to their instability, limited resources and uncertain projections.

The Fund reserves the right to invest a portion of its assets in the securities of smaller or less established companies. Investments in such smaller or less established companies may involve greater risks than generally are associated with investments in larger or more established companies. Such companies are typically subject to a greater degree of change in earnings and business prospects than companies with larger market capitalizations. In addition, such securities typically trade in lower volume and are more volatile than the securities of companies with larger market capitalizations. To the extent there is any public market for the securities held by the Fund, such securities may be subject to more abrupt and erratic market price movements than those of larger, more established companies. Smaller or less established companies tend to have lower capitalizations and fewer resources and, therefore, often are more vulnerable to financial failure. Such companies also may have shorter operating histories on which to judge future performance, or enough operating history that would allow the General Partner and the Manager to make objective pricing decisions in acquiring these companies, and the purchase prices of these companies are expected to be based upon projections as to the expected operating results of such companies, subjecting the Fund to risks that such companies may not achieve anticipated operating results or may not achieve these results within anticipated time frames. Investments in smaller or less established companies could be more susceptible to irregular accounting or other fraudulent practices. In the event of fraud by any company in which the Fund invests, the Fund may suffer a partial or total loss of capital invested in that company. Additionally, such smaller or less established companies can carry an increased risk of litigation. Some of such smaller or less established companies may be in an early-stage of development, which are often characterized by shorter operating histories, new technologies and products, quickly evolving markets and management teams that may have limited experience working together, all of which enhance the difficulty of evaluating these investment opportunities. Substantial operational risks to which these companies are subject include uncertain market acceptance of the company’s products or services, a high degree of regulatory risk for new or untried and/or untested business models, products and services, high levels of competition among similarly situated companies, lower capitalizations and fewer financial resources and the potential for rapid organizational or strategic change. Early-stage investments may also need additional capital to support growth or to maintain their competitive position. Such capital may not be available on attractive terms from private sources to the same extent as more mature businesses and the public market for early-stage companies is highly volatile. Such volatility may adversely affect the ability of Portfolio Companies to raise capital when needed, the ability of the Fund to dispose of investments and the value of the Fund’s investment securities on the date of sale or distribution.

The Fund’s toehold investments are subject to the risk of losses due in part from minority positions, quick disposals and less liquid securities.

While not a primary focus of the Fund’s strategy, the Fund may accumulate minority positions in the outstanding debt securities or in voting stock, or securities convertible into the voting stock, of potential portfolio companies. While Vista will seek to achieve such accumulation through open market purchases, registered tender offers, negotiated transactions or private placements, Vista may be unable to accumulate a sufficiently large position in a Portfolio Company to execute its strategy. In such circumstances, the Fund may dispose of its position in the Portfolio Company within a short time of acquiring it; there can be no assurance that the price at which the Fund can sell such securities will not have declined since the time of acquisition. Moreover, this may be exacerbated by the fact that securities of the companies that the Fund may target may be thinly traded and that the Fund’s position may nevertheless have been substantial, although not controlling, and its disposal may depress the market price for such securities.

Due to the nature of our investments, Unitholders have limited liquidity and may not result in rates of return that are equal to or better than the average rate of return on investments in other private investment funds or asset classes.

Many of the Investments will be highly illiquid and there can be no assurance that the Fund will be able to realize returns on such Investments in a timely manner or at all. Although certain Investments by the Fund may generate current income, the return of capital and the realization of gains to the Fund and the Unitholders, if any, from a portfolio investment generally will occur only upon the partial or complete disposition of such investment. While a portfolio investment may be sold at any time, it is not generally expected that this will occur for a number of years after such portfolio investment is made. Losses on unsuccessful investments may be realized before gains on successful investments are realized. The Fund will generally acquire securities that cannot be sold except pursuant to a registration statement filed under the Securities Act, or in a private placement or other transaction exempt from registration under the Securities Act. In some cases, the Fund may be prohibited by contract from selling certain securities for a period of time. Even where the Fund holds freely tradable publicly traded securities, the Fund’s position may represent a significant portion of the outstanding public float of a particular company, creating a degree of illiquidity when the Fund wishes to dispose of or reduce its position in such company by selling shares into the market. Additionally, trading such publicly traded securities may be blocked to the extent the Fund has access to material, non-public information due to director positions it holds at such public companies. Furthermore, the direct or indirect expenses of operating the Fund (including the Management Fee payable to the Manager or its designated affiliate) may exceed its income, thereby requiring that the difference be paid from the Fund’s capital. In addition, there can be no assurance that the Fund will have sufficient cash flow to permit it to make distributions, if applicable, in the amounts necessary for the Unitholders to pay all tax liabilities resulting from a Unitholders’ ownership of Units.

Investment in the Fund may not result in rates of return that are equal to or better than the average rate of return on investments in other private investment funds or asset classes. The success or failure of any portfolio investment will rely in part on the success or failure of the investment decisions made by the investment management team.

Investments in privately held companies carry a high degree of business and financial risk.

The Fund’s investment portfolio may consist primarily of securities issued by privately held companies, and operating results in a specified period will be difficult to predict. Such investments involve a high degree of business and financial risk that can result in substantial losses.

Investments in publicly held companies involve potentially greater valuation volatility, disclosure obligations, timing limitations on acquisitions or dispositions and litigation costs.

The Fund’s investment portfolio may include securities issued by publicly held companies, which may be sensitive to movements in the stock market and trends in the overall economy. Such investments may subject the Fund to risks that differ in type or degree from those involved with investments in privately held companies. Such risks include, without limitation, greater volatility in the valuation of such companies, increased obligations to disclose information regarding such companies, limitations on the ability of the Fund to acquire or dispose of such securities at certain times, including due to potential material, non-public information (“timing restrictions”), increased likelihood of shareholder litigation and insider trading allegations against such companies’ executives and board members, including employees, representatives or associates of the General Partner and the Manager or the Fund, and increased costs associated with each of the aforementioned risks. Vista will, from time to time, restrict or otherwise limit the Fund’s ability to make an investment in a publicly-traded company (including a SPAC) to avoid subjecting the Fund or other Vista PE Funds to timing restrictions.

The Fund’s minority investments may limit its influence and liquidity, and the Fund may not be able to effect timely or value-maximizing exit strategies or benefit from sufficient protections.

The Fund is permitted to invest in minority positions of companies and in companies over which the Fund has no right to exert significant influence. In such cases, the Fund will be significantly reliant on the existing management teams and boards of directors of such companies, which may include representatives of other investors with whom the Fund is not affiliated and whose interests may conflict with the interests of the Fund. Where the Fund holds a minority stake, it may be more difficult for the Fund to liquidate its interests than it would be had the Fund owned a controlling interest in such company. When taking non-control positions, to the extent consistent with applicable regulations, the Fund will generally seek to obtain negative controls and veto rights on major decisions. However, even if the Fund has contractual rights to seek liquidity of the Fund’s minority interests in such companies, it may be very difficult to sell such interests or seek a sale of such company upon terms acceptable to the Fund, especially in cases where the interests of the other investors in such company have different business and investment objectives and goals. As such, there can be no assurance that the Fund will be able to control the timing or occurrence of an exit strategy for such portfolio companies in a manner that maximizes or protects value or that there will be any minority rights or that such rights will provide sufficient protection of the Fund’s interests.

The Fund’s investments alongside third parties for minority investment may limit its ability to protect the value of its investment and may be liable for third-party investors’ actions.

The Fund reserves the right to invest alongside third-party investors, thereby acquiring a non-controlling interest in companies. In such cases, the Fund will not have control over the investment and, therefore, may have limited ability to protect its position therein. This type of investment will involve risks not present in majority investments where a third party is not involved and such third parties may have economic or business interests or goals or tax or other considerations that differ from or are inconsistent with those of the Fund or its Unitholders or may be in a position to take action contrary to the Fund’s business, tax or other interests, and the Fund may not be in a position to limit such contrary actions or otherwise protect the value of its investment. In addition, the Fund may in certain circumstances be liable for the actions of the third-party investors that participate in the investment.

The Fund’s controlling investments may create additional liability and expose assets of the Fund to claims by portfolio companies, their shareholders and their creditors.

Although the Fund may make non-control investments, the Fund primarily intends to make investments that allow the Fund to acquire control or exercise influence over management and the strategic direction of a portfolio company. The exercise of control over a company imposes additional risks of liability for environmental damage, product defects, failure to supervise management and other types of liability in which the limited liability characteristic of business operations may be ignored. The exercise of control over an investment could expose the assets of the Fund to claims by such portfolio company, its shareholders and its creditors, which may result in the Fund’s NAV being reduced. While the General Partner intends to manage the Fund in a manner that will minimize the exposure of these risks, the possibility of successful claims cannot be precluded.

The Fund’s ability to provide follow-on investments in a Portfolio Company is uncertain and if not provided may result in lost opportunities, ownership dilution, unfavorable financing terms and other negative impacts on the Portfolio Company.

Following its initial investment in a given Portfolio Company, the Fund may decide to provide additional capital to such Portfolio Company and/or its subsidiaries or consider the opportunity to increase its investment in a Portfolio Company (whether for opportunistic reasons, to fund the needs of the business, as an equity cure under applicable debt documents or for other reasons). There is no assurance that the Fund will make follow-on investments or that the Fund will have sufficient funds to make all or any of such investments. Any decision by the Fund not to make follow-on investments or its inability to make such investments may have a substantial negative effect on a Portfolio Company in need of such an investment (including an event of default under applicable debt documents). Additionally, such failure to make such investments may result in a lost opportunity for the Fund to increase its participation in a Portfolio Company or the dilution of the Fund’s ownership in a Portfolio Company if a third party or co-investor invests in such Portfolio Company and in circumstances where the follow-on investment is offered at a discount to market value, may result in a loss of value for the Fund. In addition, certain of the Fund’s Investments, particularly those in “platform” phase, may need additional capital to sustain their working capital needs and/or acquisition strategies.

The amount of such additional capital needed will depend upon the maturity and objectives of the particular Portfolio Company. Each such round of financing (whether from the Fund or other investors) is typically intended to provide a Portfolio Company with enough capital to reach the next major corporate milestone. If the capital provided by the Fund is not sufficient, or if the Fund is unable to provide additional capital, a Portfolio Company may have to raise further capital at a price unfavorable to existing investors, including the Fund. To the extent a Portfolio Company in which the Fund invested receives additional funding in subsequent financings and the Fund does not participate in such additional financing rounds, the interests of the Fund in such Portfolio Company would be diluted. In the event that the Fund does not make a potential follow-on investment, such follow-on investment may be made by one or more co-investing funds or other Vista PE Funds, whether or not such co-investing fund or Vista PE Fund has participated in the initial investment in such Portfolio Company.

In addition, the Fund can make additional debt and/or equity investments or exercise warrants, options, convertible securities or other rights that were acquired in the initial investment in such Portfolio Company in order to preserve the Fund’s proportionate ownership when a subsequent financing is planned, or to protect the Fund’s investment when such Portfolio Company’s performance does not meet expectations. The availability of capital is generally a function of capital market conditions that are beyond the Fund’s control or the control of any Portfolio Company. There can be no assurance that the Fund or any Portfolio Company will be able to predict accurately the future capital requirements necessary for success or that additional funds will be available from any source when needed.

Similarly, subject to any requirements in the Fund LPA, the Fund can be expected to invest in Portfolio Companies in which Vista Entities and/or Vista have pre-existing investments. Given the potential benefits to the Vista Entities and/or Vista (including, for example, to achieve higher valuations on its investment, or proceeds from the Fund’s investment), the Sponsor may be incentivized to cause the Fund to invest in such companies, and there can be no assurance that the related conflicts of interests will be resolved in a manner favorable to the Fund. Except as expressly provided in the Fund LPA, consent of the Fund’s independent directors is not required in connection with such investments in which Vista or one or more other Vista Entities has a pre-existing interest.

Any decision not to make follow-on investments alongside a relevant Vista PE Fund may result in a lost opportunity for the relevant Vista PE Fund, the Fund’s follow-on investments and/or a substantial negative effect on the Portfolio Company in need of such an investment.

Following the Fund’s initial investment alongside a relevant Vista PE Fund in an investment opportunity, such relevant Vista PE Fund may decide to make additional investments in, or with respect to, such opportunity, in which case the Fund will be offered the opportunity to also make an additional investment in such opportunity. In certain circumstances the relevant Vista PE Fund and/or the Fund may be prevented from doing so, including due to having insufficient commitments available for such additional investment or because such additional investment represents a de minimis amount (in which case such additional investment opportunity may not be presented or offered to the Fund for participation). In addition, Vista may elect, on behalf of the Fund, not to participate in its share of a relevant follow-on opportunity. Any decision not to make follow-on investments may have a substantial negative effect on the Portfolio Company in need of such an investment, may result in a lost opportunity for the relevant Vista PE Fund and/or the Fund to increase its participation in a successful enterprise, may result in the investments in the Portfolio Company becoming diluted and if the follow-on investment is offered at a discount to market value, may result in a loss of value for the relevant Vista PE Fund and the Fund.

The Fund has established and is expected to continue to establish holdbacks or reserves and the amount of such holdbacks or reserves can be inadequate or excessive which can impact the Fund’s ability to participate in investments, including with respect to follow-on investments.

As is customary in the industry, the Fund has established, and could in the future establish further, holdbacks or reserves, including for estimated accrued expenses, Management Fees, Performance Participation Allocation, Servicing Fees, pending or anticipated liabilities, investments, claims and contingencies relating to the Fund. Estimating the appropriate amount of such reserves is difficult, and inadequate or excessive reserves could impair the investment returns to Unitholders. If the Fund’s reserves are inadequate and other cash is unavailable (including due to the ability to obtain other financing) or the Sponsor otherwise determines in its sole discretion not to allocate an investment opportunity in an existing or potential investment to the Fund, the Fund could be unable to take advantage of attractive investment opportunities or protect its existing investments. In these circumstances the Sponsor would be expected to allocate such opportunities to other Vista Entities, which, in the case of further investments in existing Portfolio Companies could result in the Fund being subject to dilution and may give rise to other significant risks and conflicts of interest. The Fund (and/or one or more other Vista Entities, including committed and other co-investment funds) would not be expected to participate in a follow-on opportunity (and therefore the Fund’s interest would be subject to dilution or increase, as applicable) where such follow-on opportunity does not comply with any investment or leverage limitations in the organizational documents (or the governing agreements of such other Vista Entities, including where one or more investors have consent rights over participating in follow-on opportunities), even if the original investment did. The Fund could, to the contrary, be obligated to bear a larger share of any follow-on opportunity, where co-investment vehicles (or other Vista Entities) ultimately do not participate in such follow-on opportunity (including, without limitation, as a result of investment limitations or portfolio structuring considerations with respect to such vehicles or where such co-investment vehicles have insufficient capital available to invest pro rata in such follow-on opportunity or if such vehicles have inadequate reserves and unpaid capital commitments or other cash is unavailable (as applicable), in each case, as determined in good faith by their respective general partners or investment managers). Additional investments in “platform” Portfolio Companies(or other Portfolio Companies) in which the Fund has made a prior investment could be provided in whole or in part or in different proportions than the initial investment to co-investors, and/or other Vista Entities that did not participate or participate in the same proportion in previous rounds rather than to the Fund to the extent Vista determines such allocation is appropriate, which would dilute the Fund’s ownership of such Portfolio Company. See also “—Potential Conflicts of Interest —"Vista’s co-investment arrangements and allocation policies may create potential conflicts of interest since co-investors may receive preferential terms and may reduce the Fund’s investment opportunities” herein.

For the avoidance of doubt, in the event that the Fund is allocated a larger or smaller share of a follow-on opportunity than the Fund otherwise would have received as described above, the updated ownership percentages following the consummation of such follow-on opportunity of the Fund and any applicable co-investment vehicles (or other Vista Entities) in such investment opportunity are expected to be based on valuations that differ from the fair market value of the investment at the time of such follow-on opportunity or the fair market value of the investment as of the last available valuation (which, for the avoidance of doubt, may be as of the end of the immediately preceding fiscal quarter) rather than the original cost of the investment (for example, in situations where the fair market value is below cost). The Sponsor will be subject to potential conflicts of interest in determining such valuations, which are inherently subjective. There can be no assurance that the Fund will not be adversely affected by such allocations or valuations. By contrast, if the Fund’s reserves are excessive, the Fund could be unable to fully deploy its available capital in investments, resulting in lower returns to Unitholders. See also “—The Fund will have significant liquidity requirements, and adverse market and economic conditions may adversely affect the Fund’s sources of liquidity, which could adversely affect the Fund’s business operations in the future” herein. Further, the allocation of investment opportunities among the Fund and other Vista Entities could depend, in part, on the respective reserves at the time of allocating the opportunity, possibly resulting in different investment allocations if any such reserves are inadequate or excessive. For example, if the reserves of any other Vista Entities that participated alongside the Fund in an investment are inadequate and unpaid capital commitments or other cash is unavailable, such other Vista Entities could be unable to participate in follow-on investments related thereto, and the Fund could participate to a greater extent than it would have otherwise. For example, certain committed and other co-investment funds could be unable to participate in follow-on investments without an agreement by the relevant investors to increase their capital commitments thereto, which would be made in their discretion.

In addition, other Vista Entities are expected to invest in Portfolio Companies in which the Fund invests, and vice versa. Such investments give rise to conflicts of interest, particularly when subsequent investments are made in different proportions than the relevant other Vista Entities’ existing holdings, and could influence the Sponsor’s investment decisions, as different investment decisions could impact the different Vista Entities unequally. One or more of the other Vista Entities could have influence on the Portfolio Company through its ownership stake or the terms of its investments and influence the Portfolio Company to make decisions that disadvantage the Fund for the benefit of such other Vista Entity. For example, such other Vista Entity could dilute the Fund’s interests in a Portfolio Company, or vice versa, and the valuation at which the follow-on investment is made could be adverse to the existing fund’s investment. The Sponsor is not obligated to allocate follow-on investments in a particular Portfolio Company to the Fund and could allocate such follow-on investments to other Vista Entities, or vice versa, in which case similar conflicts of interest will arise. For instance, in light of the different economic terms between the Fund and other Vista Entities, as well as the investments of limited partners that are affiliates of Vista in other Vista Entities and/or the Fund, the Sponsor could be incentivized to allocate investment opportunities to the Fund and not to other Vista Entities (or vice versa) to maximize the amount it or its affiliates receive in management fees or carried interest (or similar incentive allocation or fee), or as a return on invested capital.

The Fund may pledge its assets to support related entities and the General Partner and/or Manager may assist Vista Entities which may cause conflicts of interest.

In furtherance of the Fund’s operations (including, without limitation, in connection with the Fund’s investment objective, investment policy, leverage and/or hedging program), the Fund (and/or the Feeder and any other feeder funds (together, the “Feeder Funds”), Intermediate Entities, Lower Funds and/or Parallel Funds) (including any direct or indirect intermediate vehicles, hedging companies and special purpose vehicles thereof) may, without limitation, enter into guarantees and/or grant security, pledge, charge, otherwise encumber and/or enter into any other credit support arrangement, in each case in respect of any or all of its assets (including for the avoidance of doubt any Debt and Other Securities Investments) and/or bank account in favor of third parties and/or related parties (including, without limitation, the General Partner, Manager and/or any other Fund (and/or any Feeder Funds, Intermediate Entities, Lower Funds and/or Parallel Funds) including to secure any obligation of any Fund (and/or any Feeder Funds, Intermediate Entities, Lower Funds and/or Parallel Funds) and/or any entity investing alongside the Fund (including on a joint, several, joint and several basis)).

Furthermore, in the same circumstances as set out above, the General Partner and/or Manager may (without any obligation) grant any assistance to any Vista Entity (including any direct or indirect intermediate vehicles, hedging companies and special purpose vehicles thereof), including, but not limited to, assistance in the management and the development of such Vista Entity and its portfolio and/or financial assistance, including, without limitation, through loans, advances, preferred equity and/or guarantees or security interests over all or part of its assets. For the avoidance of doubt, the General Partner and Manager are under no obligation to grant any such assistance and such assistance, if granted, may give rise to a conflict of interests.

The Fund’s investments in non-U.S. portfolio companies carry risks not typically associated with investing in U.S. securities and may adversely affect investment returns.

The Fund expects to invest a portion of its assets in portfolio companies that are organized or headquartered or have substantial sales or operations outside of the United States, its territories and possessions. Non-U.S. securities involve certain factors not typically associated with investing in U.S. securities, including risks relating to: (i) currency exchange matters, including fluctuations in the rate of exchange between the U.S. dollar and the various foreign currencies in which the Fund’s foreign investments are denominated, and costs associated with conversion of investment principal and income from one currency into another; (ii) differences between the U.S. and foreign securities markets, including potential price volatility in and relative liquidity of some foreign securities markets, the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and less government supervision and regulation; (iii) certain economic, social and political risks, including potential exchange control regulations and restrictions on foreign investment and repatriation of capital, the risks of political, economic or social instability and the possibility of expropriation or confiscatory taxation or other changes in law; (iv) differences between U.S. and foreign market contract terms (e.g., foreign contracts do not typically include many of the closing conditions that are commonly found in U.S. contracts); (v) the application of complex U.S. and non-U.S. tax rules to cross-border investments, including the possible imposition of non-U.S. taxes on the Fund and/or the Unitholders with respect to the Fund’s income, and possible non-U.S. tax return filing requirements for the Fund and/or the Unitholders; (vi) less developed corporate laws regarding fiduciary duties, the protection of Unitholders and intellectual property; and (vii) foreign investment controls limiting or precluding foreign investment above certain ownership levels or in certain sectors of the country’s economy. Additionally, certain countries in which the Fund may invest, have in the past and may in the future, experience political and social instability that could adversely affect the Fund’s investments in such countries. Such instability could result from, among other things, popular unrest associated with demands for improved political, economic and social conditions and popular unrest in opposition to government policies that facilitate direct foreign investment. Governments of certain countries have exercised and continue to exercise substantial influence over many aspects of the private sector in such countries. The Fund generally does not intend to obtain political risk insurance. Accordingly, government actions in the future could have a significant effect on economic conditions in such countries, which could affect private sector companies and the return from investment. Exchange control regulations, expropriations, confiscatory taxation, nationalization, restrictions on repatriation of capital, denunciation of foreign debt, political, economic or social instability, or other economic or political developments could adversely affect the assets of the Fund held in a particular country.

In addition, the Fund may be less influential than other market participants in jurisdictions where it or Vista does not have a significant presence.

The Fund’s use of Trust Arrangements for non-U.S. investments may give rise to certain risks and conflicts of interest.

For tax, regulatory or similar reasons, the Fund may hold certain non-U.S. investments, including investments in India, through one or more alternative investment funds, trusts or other arrangements (“Trust Arrangements”) which reflect participation in multiple investments. Due to the difficulty in acquiring assets in such jurisdictions or for other reasons, it is possible that such Trust Arrangements may, subject to applicable law, hold a mixture of assets, with interests in individual assets being for the account or benefit of (i) the Fund, individually, (ii) the Fund, jointly with one or more other Vista PE Funds, or (iii) solely one or more such other Vista PE Funds. In such circumstances, the Trust Arrangement (or a holding company set up to hold interests therein) may issue one or more classes or series of interests, or other tracking interests, although there can be no assurance such issuance will be possible. The General Partner shall not require the consent of the Fund or any Unitholder to establish such classes. Utilizing a single Trust Arrangement to hold investments on behalf of different vehicles may give rise to certain risks and conflicts of interest, including in connection with potential liability exposure and/or cross-collateralization, allocation of expenses and other operational risks and decisions. There can be no assurance that any such conflict would not be resolved in a manner adverse to the Fund and/or its Unitholders. Except for the contractual limitations negotiated within such Trust Arrangement (which may be limited by application of local law), it is possible that assets of the Fund would be available to meet liabilities of the Trust Arrangement that were not specific to, or even unrelated to, the Fund, regardless of the separate classes to which such assets or liabilities are attributable (if any). Vista intends to seek to cause counterparties with the Trust Arrangements pertaining to a particular Vista PE Fund to limit their recourse to the value of the assets allocated thereto, but there can be no assurance that Vista will be successful in these efforts or that such arrangements would be enforceable. If such agreements are not deemed to adequately “ringfence” the assets of the Fund or such other funds, Vista would generally endeavor, subject to a number of factors, to cause the relevant Vista Entities to enter into agreements to reimburse or indemnify one another for losses or expenses properly allocable to another vehicle. Similarly, Vista may have conflicts of interest in allocating the costs for the startup, overhead, licensing and maintenance of such Trust Arrangements across the various funds which do (or may) invest through such arrangements. Vista shall seek to allocate such expenses in a manner it believes to be fair and equitable.

The Fund may invest in emerging markets that involve additional risks and considerations not typically associated with investing in more established markets.

The Fund may make investments in emerging and frontier markets. Investing in emerging markets involves additional risks and special considerations not typically associated with investing in other, more established economies or markets. Such risks may include, among others, (i) increased risk of nationalization or expropriation of assets or confiscatory taxation; (ii) greater social, economic and political uncertainty, including conflict or social unrest; (iii) increased likelihood of governmental involvement in, and control over, the economy; (iv) governmental decisions to cease support of economic reform programs or to impose central planning of the economy; (v) less extensive regulation of financial and other markets; (vi) greater regulatory uncertainty; (vii) greater volatility, less liquidity and smaller capitalization of markets; (viii) greater volatility in currency exchange rates; (ix) greater risk of inflation; (x) higher dependence on exports and the corresponding importance of international trade; (xi) greater controls on foreign investment and limitations on the realization of investments, repatriation of invested capital and on the ability to exchange local currencies for U.S. dollars; (xii) less developed corporate laws, including regarding fiduciary duties of officers and directors and the protection of investors; (xiii) longer settlement periods for transactions and less reliable clearance and custody arrangements; (xiv) maintenance of the Fund’s investments with non-U.S. brokers and securities depositories; (xv) risks associated with differing cultural expectations and norms regarding business practices; (xvi) less developed compliance culture; (xvii) differences in auditing and financial reporting standards, which may result in the unavailability of material information about portfolio companies; (xviii) less developed, reliable or independent judicial systems for the enforcement of contracts or claims; (xix) public health issues, including less developed public health infrastructure that is not able to adequately respond to public health emergencies, including outbreaks of infectious diseases such as SARS, H1N1/09 flu, avian flu, Ebola and the coronavirus disease (“COVID-19”); and (xx) threats or incidents of corruption or fraud that may cause the Fund not to pursue certain investments, or to alter certain activities, liquidate certain Investments or liquidate such Investments prior to or after the time when the General Partner and the Manager would otherwise choose to liquidate to achieve optimal returns, all of which may cause losses or have other negative impacts on the Fund or its Investments.

Repatriation of investment income, assets and the proceeds of sales by foreign investors, such as the Fund, may require governmental registration and/or approval in some emerging markets. The Fund could be adversely affected by delays in or a refusal to grant any required governmental registration or approval for such repatriation or by withholding taxes imposed by emerging market countries on interest or dividends paid on financial instruments held by the Fund or gains from the disposition of such financial instruments and other assets.

In emerging markets, there is often less government supervision and regulation of business and industry practices, stock exchanges, over-the-counter markets, brokers, dealers, counterparties and issuers than in other more established markets. Any regulatory supervision that is in place may be subject to manipulation or control. Many emerging market countries do not have mature legal systems comparable to those of more developed countries. Moreover, the process of legal and regulatory reform may not proceed at the same pace as market developments, which could result in investment risks. Legislation to safeguard the rights of private ownership may not yet be in place in certain areas, and there may be the risk of conflict among tribal, local, regional and national requirements or authorities. In certain cases, the laws and regulations governing investments in securities and/or assets may not exist or may be subject to inconsistent or arbitrary application or interpretation. Both the independence of judicial systems and their immunity from economic, political or nationalistic influences remain largely untested in some countries. The Fund may also encounter difficulties in pursuing legal remedies or in obtaining and enforcing judgments in non-U.S. courts.

Certain of the markets in which the Fund may invest are frontier markets that are subject to many of the same risks as investments in emerging markets, as well as heightened or additional risks, including political instability, conflict and corruption. Investments may be made in territories where border disputes exist, making the legal, political and security climate uncertain, and there can be no assurances that such potential instability will ease. Transactions in such regions may depend upon accessing appropriate and reputable intermediaries. Certain of the Fund’s transactions will likely be undertaken through local brokers, banks or other organizations in the markets where the Fund invests, and the Fund will be subject to the risk of default, insolvency or fraud of such organizations, which in certain countries will likely be a higher risk than in more developed countries with more sophisticated regulatory systems. There can be no assurance that any amounts advanced to such persons will be repaid or that the Fund would have any recourse in the event of default. The collection, transfer and deposit of investments all expose the Fund to a variety of risks, including theft, loss and destruction. Despite a growing trend toward democratic processes, some frontier economies are in countries with a history of military conflict and corruption. If such activities were to recur, they could reverse favorable trends toward economic and market reform, privatization and the removal of trade barriers, and result in significant disruptions in markets.

The Fund and/or its subsidiaries expect to enter into one or more asset-backed or net asset value facilities, amplifying risks relating to the Fund’s use of leverage.

The General Partner expects to cause the Fund and/or one or more subsidiaries or special purpose vehicles to enter into one or more asset-backed or net asset value facilities (each, a “Portfolio Level Facility”) in order to finance its/their operations (including, without limitation, to provide financing to new and/or existing Portfolio Companies of the Fund, to finance the acquisition of the Fund’s new platform investments or follow-on investments to existing platforms, and for payment of expenses, to fund repurchases and/or any distributions to Unitholders), which generally will be secured in whole or in part by any or all of the Fund’s or a borrowing subsidiary’s or special purpose vehicle’s assets, including all or part of the Fund’s Investments, Debt and Other Securities Investments, Portfolio Companies or right to receipt of dividends and/or distributions in respect thereof. Such Portfolio Level Facilities are generally outside the scope of the Fund’s borrowing limitations, and, as such, the Manager may be incentivized to rely more on such financing arrangements which would increase the overall leverage of the Fund and its Portfolio Companies, amplifying risks relating to the Fund’s use of leverage such as a failure to generate sufficient distributions from the Fund’s portfolio to fully pay outstanding obligations under its credit facilities. In utilizing a Portfolio Level Facility, the Fund could experience worse performance than if it had not taken on such additional leverage. Portfolio Level Facility lenders may foreclose on some or all of the assets of the Fund, a borrowing subsidiary or a special purpose vehicle if such entity fails to pay the outstanding obligations under a Portfolio Level Facility either at maturity or as a result of an acceleration due to event of default under the facility. Such a foreclosure could have a material adverse effect on a Unitholder’s investment in the Fund, including, without limitation, material reduction in value of the Unitholder’s interest in the Fund.

In addition, in connection with a Portfolio Level Facility not directly borrowed or guaranteed by the Fund, a lender may require that the Fund, a borrowing subsidiary or a special purpose vehicle, or the relevant general partner on behalf of such entities, enter into so-called “bad boy” or “non-recourse carve-out” guarantees, which are generally excluded from the borrowing limitations of the Fund (contrary to “recourse carveout” guarantees) and typically provides that the lender can recover losses from the guarantors for certain bad acts, which may include, but are not limited to, (i) fraud or intentional material misrepresentation, (ii) intentional waste, (iii) willful misconduct, (iv) criminal acts, (v) misappropriation or prohibited transfers of the collateral under the Portfolio Level Facility or the funds due to the special purpose vehicle borrowers, administrative agent, collateral agent or lenders under the Portfolio Level Facility, (vi) material consensual liens, security interests, charges or other encumbrances being imposed on any or all of the collateral under the Portfolio Level Facility in violation of the Portfolio Level Facility (subject to a permitted liens carve-out), (vii) voluntary incurrence of prohibited debt, (viii) environmental losses sustained by the lender and (ix) voluntary bankruptcy. If the Fund, the General Partner or any of their affiliates are required to enter into such “bad boy” guarantees on behalf of the Fund in connection with a Portfolio Level Facility, and the General Partner, any of its indemnified persons and/or any other applicable Vista person under the Fund LPA incurs liabilities resulting from such guarantee, then the Fund will be responsible for any amounts payable to lenders or other third parties resulting from conduct triggering such guarantee. While borrowing under a Portfolio Level Facility may result in a lower cost of capital for a Portfolio Company than the Portfolio Company would be able to obtain independently in a financing transaction, ultimately the Fund, a borrowing subsidiary or a special purpose vehicle has the potential to face direct credit risk. The market for Portfolio Level Facilities is relatively new and continues to evolve. Deal structures are likely to continue to change over the course of time and, as a result, may present different risks than those described in the foregoing paragraphs. See also “—The Fund’s use of leverage may amplify losses, increase costs and limit cash flow, with potential to trigger cross-collateralization or cross-default provisions that negatively affect the value of investments” below.

The Fund’s use of leverage may amplify losses, increase costs and limit cash flow, with potential to trigger cross-collateralization or cross-default provisions that negatively affect the value of investments.

The Fund may directly or indirectly incur leverage on a portfolio or investment basis at the Fund level, the level of Portfolio Companies, or at the level of assets or any asset-level holding entities, whether on a temporary or long-term basis. While investments in leveraged companies offer the opportunity for capital appreciation, such investments also involve a higher degree of risk. The Fund’s Investments may involve varying degrees of leverage, as a result of which recessions, operating problems and other general business and economic risks (as well as particular risks associated with investing in software companies described above) may have a more pronounced effect on the profitability or survival of such companies. Moreover, any rise in interest rates may significantly increase a Portfolio Company’s interest expense, causing losses and/or the inability to service debt levels. If a Portfolio Company cannot generate adequate cash flow to meet debt obligations, the Fund may suffer a partial or total loss of capital invested in the Portfolio Company. Moreover, the Fund may incur or increase its leverage by obtaining loans secured by a portfolio of some or all of the Portfolio Companies acquired. In the event that the Fund is unable to repay any credit facility borrowings from its cash flows, the Fund may be required to dispose of investments to repay the lender(s). If the Fund is required to dispose of investments in order to repay lender(s) at an inopportune time or on an expedited basis, it may not realize as much value upon such disposition as it would receive in connection with an orderly disposition.

The Fund reserves the right to incur leverage on a joint and several basis with one or more other investment funds and entities managed by Vista and may have a right of contribution, subrogation or reimbursement from or against such entity. In addition, in certain situations, more than one investment held by the Fund with the use of leverage may be held with the same bank, custodian or dealer. In such instances, these multiple leveraged investments may be linked and used to “cross-collateralize” the borrowings of the Fund. In the event that such investments are “cross-collateralized,” the Fund could experience concurrent liquidation on multiple investments to satisfy its borrowing obligations, and an adverse event or condition at or with respect to one Portfolio Company could negatively affect and/or cause a loss of a different investment that would not otherwise be subject to such adverse event or condition. To the extent the entities or parties entering into a joint or cross-collateralized borrowing arrangement are Portfolio Companies or entities holding investments (and not the Fund itself), such borrowings will not be subject to the limits on borrowings by the Fund that are set forth in the Fund LPA.

The Fund expects to incur indebtedness and enter into guarantees and other credit support arrangements, or incur any other obligations in connection with the Fund’s investment activities, for any proper purpose, including, without limitation, to fund all or a portion of the capital necessary for an Investment, to cover fund expenses, organizational and offering expenses, Performance Participation Allocation and Management Fees, to provide permanent financing or refinancing, provide cash collateral to secure outstanding letters of credit, to provide funds for distributions to Unitholders, and to fund repurchases. Leverage may be used more heavily by certain investment strategies, particularly during the ramp-up period. Borrowings and guarantees by the Fund may be deal-by-deal or on a portfolio basis, and may be on a joint, several, joint and several or cross-collateralized basis (which may be on an investment-by-investment or portfolio wide basis) with co-investment vehicles and Vista PE Funds (including, for the avoidance of doubt, VistaOne Lux), joint venture partners and managers of such joint venture partners. Such arrangements will not necessarily impose joint and several obligations on such other vehicles that mirror the obligations of the Fund (e.g., the Fund may provide credit enhancement through recourse to assets outside of a loan pool, whereas other vehicles may not provide such enhancement). The interest expense of any such borrowings will generally be allocated among the Fund and such other vehicles or funds pro rata (and therefore indirectly to the Unitholders pro rata) based on principal amount outstanding, but other fees and expenses, including upfront fees and origination costs, could be allocated by a different methodology, including entirely to the Fund. Furthermore, in the case of indebtedness on a joint and several or cross-collateralized basis, the Fund could be required to contribute amounts in excess of its pro rata share of the indebtedness, including additional capital to make up for any shortfall if the other joint and several obligors are unable to repay their pro rata share of such indebtedness. The Fund could lose its interests in performing investments in the event such performing investments are cross-collateralized with poorly performing or non-performing investments of the Fund and such other vehicles. The Fund may also be obligated in some circumstances to reimburse co-investors for their losses resulting from cross-collateralization of their investments with assets of the Fund that are in default. Obligations of the Fund due to the cross-collateralization of obligations with other investment vehicles are permitted but not counted against the Fund’s leverage limitations. Borrowings under any such facilities (and expenses related thereto) may initially be made with respect to an investment opportunity based on preliminary allocations to the Fund and/or other Vista PE Funds, and such preliminary allocations may be subject to change and may not take into account excuse rights, investment limits, differences among the relevant entities and other considerations. Although Vista will seek to use leverage in a manner it believes is appropriate, the use of leverage involves a high degree of financial risk.

Borrowing by the Fund will generally be secured by the Fund’s assets (including any Debt or Other Securities Investments), and documentation relating to such borrowing may provide that during the continuance of a default, asset coverage shortfall or other adverse event under such borrowing, the interests of the Unitholders may be subordinated to Fund-level borrowing and there may be limitations on the Fund’s ability to make distributions and fund repurchases of Units. Use of leverage by a Portfolio Company, one or more subsidiaries or other holding companies of the Fund on a non-recourse basis to the Fund, or otherwise at the asset-level, guarantees related to foreign exchange contracts, and liabilities created by unrealized losses on currency hedging contracts will not be considered borrowing by the Fund for any purposes under the Fund LPA. The Fund may also grant security interests in other assets of the Fund, including Portfolio Companies. While the Fund is subject to certain limits on borrowings as set forth in the Fund LPA, Portfolio Companies, holding companies and/or special purpose entities formed by the Fund to hold investments may engage in borrowings and incur leverage, which will not count towards any caps on borrowings and guarantees contained in the Fund LPA. This is the case even if such borrowings or leverage by entities owned by the Fund engage in joint borrowings and/or are cross-collateralized with or among other such entities, such that multiple Portfolio Companies are pledged to and at risk with respect to a borrowing with respect to one single investment. Additionally, Vista may use “back leverage,” where a lender borrows money from a third party to finance its loan to a borrower, for certain Investments. The use of back leverage potentially enhances the return profile of investments, and accordingly, of the applicable fund (including the Fund) overall, but also increases the risk profile of such investments.

The Fund’s use of borrowings to create leverage will subject the Fund to additional risks. For example, depending on the type of facility, a decrease in the market value of the Fund’s Portfolio Companies would increase the effective amount of leverage and could result in the possibility of a “margin call,” pursuant to which the Fund must either deposit additional funds or securities with the lender or suffer mandatory liquidation of the pledged securities to compensate for the decline in value. In the event of a sudden, precipitous drop in the value of the Fund’s assets, the Fund might not be able to liquidate assets quickly enough to pay off its debt. In addition, the Fund may have to make exceptions to, modify or suspend, in whole or in part, its Repurchase Program further to the occurrence of an event of default or similar event under a financing arrangement. With respect to any asset-backed facility entered into by the Fund (or an affiliate thereof), a decrease in the market value of the Fund’s Portfolio Companies would increase the effective amount of leverage and could result in the possibility of a violation of certain financial covenants or financial ratios pursuant to which the Fund must either repay the borrowed funds to the lender or suffer foreclosure or forced liquidation of the pledged assets. The Fund may incur indebtedness under such credit facility that bears interest at a variable rate. Economic conditions could result in higher interest rates, which could increase debt service requirements on variable rate debt and could reduce the amount of cash available for various Fund purposes.

The extent to which the Fund uses leverage may have the following consequences to the Unitholders, including, but not limited to: (i) greater fluctuations in the net assets of the Fund, (ii) use of cash flow for debt service rather than distributions, or other purposes and (iii) in certain circumstances the Fund may be required to prematurely dispose of Portfolio Companies to service its debt obligations. So long as the Fund is able to realize a higher net return on its Portfolio Companies than the then-current cost of any leverage together with other related expenses, the effect of the leverage will be to cause Unitholders to realize higher current net investment income than if the Fund were not so leveraged. On the other hand, the Fund’s use of leverage will result in increased operating costs. Thus, to the extent that the then-current cost of any leverage, together with other related expenses, approaches the net return on the Fund’s Portfolio Companies, the benefit of leverage to Unitholders will be reduced, and if the then-current cost of any leverage together with related expenses were to exceed the net return on the Fund’s Portfolio Companies, the Fund’s leveraged capital structure would result in a lower rate of return to Unitholders than if the Fund were not so leveraged. There can also be no assurance that the Fund will have sufficient cash flow to meet its debt service obligations. As a result, the Fund’s exposure to losses may be increased due to the illiquidity of its assets generally.

In certain circumstances, due to separate evaluations of creditworthiness by lenders or facility providers, a Portfolio Company or other Fund subsidiary is expected to bear higher rates under a borrowing facility than are borne by the Fund, resulting in a potential net benefit to the Fund, or additional potential liquidity constraints or other burdens on the relevant Portfolio Company or Fund subsidiary.

In other circumstances, lenders and other market participants are expected to seek “cross default” rights under which the Fund will be treated as in default under the relevant facility in the event of a default by another Vista PE Fund or a Vista affiliate relating to their respective lending or other facilities; if any such provision were to be triggered, the Unitholders could suffer adverse effects resulting from any default by any other Vista PE Fund or a Vista affiliate, whether or not related to the Fund in which such Unitholders have invested.

By executing a subscription document with respect to the Fund, Unitholders will be deemed to have acknowledged and consented to the Sponsor causing the Fund to enter into one or more credit facilities or other similar fund-level borrowing arrangements.

Tax-exempt Unitholders should note that the use of leverage by the Fund may create unrelated business taxable income (“UBTI”) to Unitholders. Such investors should refer to the discussion of “—Risks Related to Taxation— The Fund may not be able to avoid UBTI or ECI treatment for its corporate entities, and any IRS challenge may result in adverse tax consequences for tax-exempt and non-U.S. Unitholders.” and further disclosure in the Memorandum regarding tax and other regulatory considerations and should consider an investment in the Feeder.

Cross-collateralization or similar arrangements with other Vista Entities may expose the Fund to losses resulting from defaults and disproportionate liabilities in shared financings.

In certain circumstances the Fund and its Portfolio Companies can be expected to enter into cross-collateralization or any cross-guarantee or similar arrangements (including with respect to Asset Pools (as defined below)) with other Vista Entities (including co-investment vehicles) and their portfolio companies, particularly in circumstances in which better financing terms are available through such arrangements. Also, it is expected that cross-collateralization will generally occur at the level of the portfolio companies or holding companies rather than the Fund for obligations that are non-recourse to the Fund except in limited circumstances such as “bad boy”

events. Any cross-collateralization arrangements with other Vista Entities could result in the Fund losing its interests in otherwise performing Investments (or other Vista Entities) due to poorly performing or non-performing investments of other Vista Entities in the collateral pool or such persons otherwise defaulting on their obligations under the terms of such arrangements (and for the avoidance of doubt, the Fund’s obligations under such cross-collateralization arrangements are expected to apply to investments in which the Fund has not participated). The Fund can, in certain circumstances, be exposed to risks associated with borrowings or other indebtedness of other Vista Entities when such other entities are not in turn exposed to risks associated with the Fund’s borrowing for a similar purpose if, for example, such other entities or the partners thereof are excused from cross-collateralizing certain partnership expenses, management fees or other obligations of the Fund and other Vista Entities. Cross-collateralization, cross-guarantee and similar arrangements that the Fund and/or its Portfolio Companies could enter into with other Vista Entities and/or their portfolio companies are permitted to involve cases where such other Vista Entities hold either a different interest in the applicable investment than the interest held by the Fund or otherwise hold their interests in the applicable investment on different terms than the terms on which the Fund holds its interest in such investment. Such situations would be expected to result in conflicts of interest between the Fund and such other Vista Entities. Vista could seek to mitigate such conflicts of interest through back-to-back agreements between the relevant parties to such cross-collateralization such that each party bear their proportional share of any applicable liability. Through cross-collateralization, cross-guarantees or similar arrangements, the Fund may nevertheless be indirectly exposed to risks associated with leverage on fees, expenses and/or other obligations of the Fund. See also “—Pooling investments with other Vista Entities may expose Unitholders to risks such as potential conflicts of interest, subjective asset valuations, and lower returns due to the performance of assets contributed by other Vista Entities” herein.

Similarly, a lender could require that it lend to only one portfolio company of the Fund and other Vista Entities, even though multiple portfolio companies of the Fund and other Vista Entities benefit from the lending, which will typically result in (i) the portfolio company facing the lender being solely liable with respect to the entire obligation, and therefore being required to contribute amounts in respect of the shortfall attributable to other portfolio companies, and (ii) portfolio companies of the Fund and other Vista Entities being jointly and severally liable for the full amount of the obligation, liable on a cross-collateralized basis or liable for an equity cushion (which cushion amount may vary depending upon the type of financing or refinancing (e.g., cushions for re-financings may be smaller)). The portfolio companies of the Fund and other Vista Entities benefiting from a financing can be expected to enter into a back-to-back or other similar reimbursement agreement whereby each agrees that no portfolio company shall bear more than its pro rata portion of the debt and related obligations. It is not expected that the portfolio companies would be compensated (or provide compensation to other portfolio companies) for being primarily liable, or jointly liable, for other portfolio companies’ pro rata share of any financing.

The Fund’s use of preferred financing arrangements or margin loans may reduce returns and increase financial risks.

In addition to secured financing arrangements, the Fund could employ preferred financing arrangements or margin loans with respect to some or all of the Fund’s Investments. In such arrangements, a third party typically provides cash liquidity in exchange for the right to receive a return of such amount plus a preferred return thereon prior to the return of any additional proceeds to us. Subject to the Fund LPA, such arrangements could be employed to provide for additional capital for new or follow-on investments by the Fund and will not be treated as borrowings incurred by the Fund for purposes of determining the Fund’s adherence to the 30% target. These arrangements could result in the Fund receiving a lower overall return of distributions than the Fund would otherwise have received if, for example, an Investment is held for a long period of time, resulting in a compounding preferred return in favor of the third party financing provider, or where the proceeds of the financing are reinvested in Investments that do not perform as well as the original Investment(s) that were subject to the financing arrangement. In addition, in the event of a margin call, the Fund will be obligated to contribute additional capital in connection with the investment in order to avoid a default on the margin loan. Furthermore, to the extent a margin loan is entered into on behalf of both the Fund and a co-investment vehicle on a cross-collateralized basis or by a holding company or special purpose vehicle jointly held by the Fund and such a co-investment vehicle, in the event of a margin call, the Fund and such co-investment vehicle will both be obligated to contribute additional capital in connection with the investment in order to avoid a default on the margin loan. Because co-investment vehicles frequently have limited or no remaining unpaid capital commitments, co-investors may have an option (but not an obligation) to increase their capital commitment to fund their share of such margin call, and in the event that one or more co-investors decline to do so, the Fund is expected to be liable (or otherwise be the sole available source) for such amounts. Because margin calls are most likely to occur at times when the underlying investment has declined in value, the likelihood that co-investors elect not to fund their share of such margin call is greater than in the case of ordinary course follow-on investments, and the Fund’s exposure to further decreases in value of the related investment may be higher as a result. Similar risks and potential adverse results will be present where the Fund co-invests alongside other Vista Entities and the relevant Portfolio Company requires additional capital, and such other Vista Entities have insufficient capital to participate in a follow-on investment, or an option on whether to participate.

The use of margin borrowings results in certain additional risks to the Fund. For example, such margin financing arrangements secured by a pledge of equity of a Portfolio Company are not necessarily treated as borrowings incurred by the Fund to the extent not recourse to the Fund for purposes of determining the Fund’s adherence to the 30% leverage ratio target set forth in this Annual Report. For example, should the securities pledged to brokers to secure the Fund’s margin accounts decline in value, the Fund could be subject to a “margin call,” pursuant to which the Fund must either deposit additional funds or securities with the broker, or suffer mandatory liquidation of the pledged securities to compensate for the decline in value. In the event of a sudden drop in the value of the Fund’s assets, the Fund might not be able to liquidate assets quickly enough to satisfy its margin requirements.

The Fund may be subject to margin calls in connection with its derivative transactions that are subject to variation margin requirements. The dynamic nature of the margin models utilized by the clearinghouses and the fact that the margin models might be changed at any time could subject the Fund to an unexpected increase in collateral obligations to clearinghouses during a volatile market environment, which could have a detrimental effect on the Fund. Clearinghouses may also limit collateral that they will accept to cash, U.S. treasuries and, in some cases, other highly rated sovereign and private debt instruments, which in certain circumstances would require the Fund to borrow eligible securities from a dealer to meet margin calls and would raise the Fund’s costs of cleared trades.

The Fund’s leverage ratio may exceed the 30% target if investment values decline and potentially limit future financing options.

There is no guarantee that the relevant leverage ratio will remain equal to or below 30%. Investors should be aware that where the Fund makes an Investment and utilizes leverage at the time of or after acquisition, in the event that the value of the Investment decreases from the purchase price or value at a date after such incurrence, the relevant leverage ratio may increase and, where such leverage ratio has increased above the relevant leverage target in such circumstances, the Fund will not be required to undertake remedial action to reduce such leverage ratio below the applicable leverage target. In circumstances where the relevant leverage ratio exceeds the relevant leverage target, the Fund’s ability to secure further financing in respect of its future or existing Investments may be reduced and this may have an adverse effect on the returns of the Fund.

The Fund’s use of investment vehicles for financing or restructuring may create exposure to risks such as increased borrowing costs, potential margin calls, and delayed or reduced distributions.

To finance investments or otherwise manage the Fund’s capital needs, the Fund may securitize or otherwise restructure or repackage some or all of its Investments and/or other assets on an individual or cross-collateralized basis with other Investments and/or assets held by the Fund and/or other Vista Entities (and the General Partner and/or Manager may otherwise structure or package some or all Investments and/or assets held by other Vista Entities in holdings vehicles as described herein, unrelated to any financing arrangements, but which will nevertheless give rise to similar risks). This would typically involve the Fund creating one or more investments or holding vehicles, contributing assets to such vehicle or a related entity, and issuing debt or preferred equity interests in such entity or having such entity make borrowings or incur other indebtedness or engaging in such transactions with existing investment or holding vehicles. To the extent such financing arrangements are entered into by any such vehicle or entity (and not the Fund itself), such financing arrangements will not be subject to the limits on borrowings or other indebtedness (or any limits on issuing additional interests) by the Fund that are set forth in this Annual Report or in the Memorandum. In connection with the foregoing, distributions from Investments may be used to pay interest and/or principal (or the equivalent amounts regarding preferred securities) or other obligations.

The Fund expects that the terms of the financing that any investment vehicles enter into will generally provide that the principal amount of assets must exceed the principal balance or market value of the related debt/preferred equity by a certain amount, commonly referred to as “over-collateralization.” The Fund anticipates that the financing terms could provide that, if certain delinquencies and/or losses exceed specified levels, the required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted if losses or delinquencies did not exceed those levels. Failure to obtain favorable terms with regard to over-collateralization could materially and adversely affect the liquidity of the Fund. If assets held by such investment vehicles fail to perform as anticipated, their over-collateralization or other credit enhancement expenses may increase, resulting in a reduction in income and cash flow to the Fund from these investment vehicles.

In addition, a decline in the quality of assets in an investment vehicle due to poor operating results of the relevant issuer or declines in the value of collateral (whether due to poor operating results or economic conditions), among other things, may force an investment vehicle to sell certain assets at a loss, reducing its earnings and, in turn, cash, potentially available for distribution to the Fund for distribution to the Unitholders, or in certain cases a margin call or mandatory prepayment may be triggered by such perceived decrease in value which may require a large amount of funding on short notice.

The equity interests that the Fund will hold in such an investment vehicle will not be secured by the assets of the investment vehicle, and the Fund will rank behind all known or unknown creditors and other stakeholders, whether secured or unsecured, of the investment vehicle. To the extent that any losses are incurred by the investment vehicle in respect of any collateral, such losses will be borne first by the Fund as owner of common equity interests.

Pooling investments with other Vista Entities may expose Unitholders to risks such as potential conflicts of interest, subjective asset valuations, and lower returns due to the performance of assets contributed by other Vista Entities.

The Fund may pool certain or all Investments with one or more Vista Entities (any such pool, an “Asset Pool”), including for the purposes of obtaining leverage or other financing, or seeking a full or partial exit from one or more Investments including through securitization. In such circumstances an Asset Pool may be managed or controlled by the General Partner or any of its affiliates (or other Vista Entities) and securities or other interests in the Asset Pool will be owned by the Fund and other Vista Entities. The consummation of any such transaction will generally not require the consent of the Board of Directors and will involve the exercise of the General Partner’s and its affiliates’ discretion with respect to a number of material matters, which may give rise to actual or potential conflicts. For example, in connection with such transactions, the General Partner and its affiliates will have broad discretion to determine (i) whether and to what extent such a transaction constitutes a disposition of the contributed assets for any purposes, (ii) the proportionate interest of the Fund and the other Vista Entities in the Asset Pool (or particular classes or tranches of securities or others interests in the Asset Pool), which will require the General Partner and its affiliates to determine the relative value of assets contributed to the Asset Pool and value of securities or interests (or particular classes or tranches thereof) issued by the Asset Pool and (iii) how interests in or proceeds from the Asset Pool are attributed to Unitholders or the Fund, each of which may have a material impact on Unitholders’ returns in respect of such investments or the Fund more generally. In making these determinations the General Partner and its affiliates may, but are not required to, engage or seek the advice of any third-party independent expert. However, even if such advice was sought, valuing such assets and interests and, therefore, the value of the Fund’s interest in, or proceeds received from, any Asset Pool, will be subjective. The Fund will generally be exposed to the performance of all assets in an Asset Pool and those investments contributed to the Asset Pool by the other Vista Entities may not perform as well as those investments contributed by the Fund. Accordingly, the returns of the Fund in respect of investments contributed by it may be lower than if they had not been contributed to the Asset Pool. The receipt, use and recontribution by such Asset Pools of any such proceeds shall not be considered distributions received by, or contributions made by, the Fund or the Unitholders for any purposes (including, for example, that such proceeds will not be subject to the Performance Participation Allocation, the Hurdle Amount or the High Water Mark and will not be subject to the requirements described in this Annual Report or the Memorandum with respect to the timing of distribution of proceeds) and may result in higher or lower reported returns than if such proceeds had otherwise been distributed (or deemed distributed) to the Fund or the Unitholders.

Reliance on Benchmark Rates may subject the Fund to certain material risks associated with important market participants transitioning away from their use.

To the extent that (i) the Fund’s investments (whether made, acquired or otherwise) and/or (ii) the Fund’s and/or its affiliates’ credit arrangements or facilities, hedging activities, derivative-or other structures, in each case, are subject to, utilize or otherwise reference, whether directly or indirectly, a variable interest rate that is based on (or calculated with reference to) benchmark or reference rates, including the Euro Interbank Offered Rate, the Secured Overnight Financing Rate, the Sterling Overnight Index Average, or any other reference rate, benchmark or index, including in each case, any permutations thereof and any credit spread adjustments thereto (collectively, the “Benchmark Rates”), the Fund may be subject to certain material risks, including the risk that a Benchmark Rate is terminated, ceases to be published or otherwise ceases to be broadly used by the market. Regulators, central banks, governments and other market participants have transitioned historical instruments and contracts away from the London Interbank Offered Rate to new Benchmark Rates. This transition includes the potential to: increase volatility or illiquidity in markets; cause delays in or reductions to financing options for the Fund and its Portfolio Companies; increase the cost of borrowing; reduce the value of certain instruments or the effectiveness of certain hedges; cause uncertainty under applicable legal documentation; or otherwise impose costs and administrative burdens relating to factors that include document amendments and changes in systems. Future transitions to and from Benchmark Rates have the potential to have similar effects.

While Vista has prior experience in investing during the period of Benchmark Rate transition, there can be no assurance that Vista will be able to manage the Fund’s business or performance in a profitable manner after future transition.

Providing interim financing to Portfolio Companies may expose the Fund to risks such as the potential for bridge loans to remain outstanding and the possibility that the interest rates or terms may not adequately reflect the associated risks.

The Fund will, from time to time, provide interim financing, including in connection with any co-investment opportunities allocated to third-party co-investors in order to facilitate a Portfolio Company investment, to Portfolio Companies on a short-term, unsecured basis in anticipation of a future issuance of equity or long-term debt securities or other refinancing or syndication. Such bridge loans would typically be convertible into a more permanent, long-term security; however, for reasons not always within the Fund’s control, such long-term securities may not be issued or such co-investment may not occur, and such bridge loans may remain outstanding. In such event, the interest rate on such loans or the terms of such interim investments may not adequately reflect the risk associated with the unsecured position taken by the Fund.

Assuming or acquiring Portfolio Companies with contingent liabilities may expose the Fund to material risks.

In connection with an investment, the Fund reserves the right to assume, or acquire a Portfolio Company subject to, contingent liabilities. These liabilities may be material and may include liabilities associated with pending litigation, regulatory investigations, environmental actions, or payment of indebtedness among other things. To the extent that these liabilities are realized or the Fund is unable to negotiate or collect on any indemnification relating thereto, they may materially adversely affect the value of a Portfolio Company. In addition, if the Fund has assumed or guaranteed these liabilities, the obligation would be payable from the assets of the Fund.

The Fund and the General Partner may face risks and contingent liabilities for inaccurate disclosures made in connection with disposition of a portfolio investment.

In connection with the disposition of a portfolio investment, the Fund and the General Partner may be required to make (and/or be responsible for another person’s or entity’s breach of) representations and warranties, e.g., about the business and financial affairs of the Portfolio Company typical of those made in connection with the sale of any business and may be responsible for the content of disclosure documents under applicable securities laws. They may also be required to indemnify the purchasers of such portfolio investment or underwriters to the extent that any such representations, warranties or disclosure documents turn out to be inaccurate. These arrangements may result in contingent liabilities, which shall be borne by the Fund.

Hedging techniques employed by the Fund may introduce counterparty, regulatory and liquidity risks that could potentially reduce Fund performance in unexpected market conditions.

In connection with financing and/or holding certain Investments, the Fund reserves the right to employ hedging techniques designed to reduce the risks of adverse movements in interest rates, securities prices and currency exchange. The Fund is authorized to incur costs related to hedging arrangements, which may be undertaken in exchange‐traded or over‐the‐counter (“OTC”) contexts, including futures, forwards, swaps, options and other instruments. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks. Thus, while the Fund may benefit from the use of these hedging mechanisms, unanticipated changes in interest rates, securities prices or currency exchange rates may result in poorer overall performance by the Fund than if it had not entered into such hedging transactions.

In some cases, particularly in OTC contexts, hedging arrangements will subject the Fund to the risk of a counterparty’s inability or refusal to perform under a hedging contract, or potential loss of assets held by a counterparty, custodian or intermediary in connection with such hedging. OTC contracts may expose the Fund to additional liquidity risks if such contracts cannot be adequately settled.

Certain hedging arrangements may create for the General Partner and/or one of its affiliates an obligation to register with the CFTC or other regulator or comply with an applicable exemption. Losses may result to the extent that the CFTC or other regulator imposes position limits or other regulatory requirements on such hedging arrangements, including under circumstances where the ability of a Fund or a Portfolio Company to hedge its exposures becomes limited by such requirements. See “—Legal and Regulatory Risks—Registration under the U.S. Commodity Futures Trading Commission or change in the Fund’s operations necessary to rely on exemptions from registration may impair the Fund’s ability to meet its investment objectives and manage risks.”

Investing in derivatives may expose the Fund to substantial risks, including counterparty credit risk, leverage risk, and regulatory compliance costs.

Derivatives are financial instruments that have a value that depends upon, or is derived from, the value of one or more underliers, such as securities, pools of securities, indexes or currencies. Gains or losses involving derivative instruments may be substantial, particularly where they are used to achieve a leveraged return with respect to the underlier. Derivative instruments in which the Fund invests may expose the Fund to risks, including counterparty credit risk, leverage risk, hedging risk, correlation risk, liquidity risk, funding risk, operational risk and legal and documentation risk.

The Fund may use both exchange-traded and OTC derivatives. OTC derivatives are bilateral arrangements where the counterparty to the Fund will generally be a financial institution and the Fund will be exposed to credit and operational risks of its counterparty. For derivatives that are traded on an exchange or cleared through a clearinghouse, the Fund will be exposed to the credit and operational risks of both the exchange or clearinghouse as well as the broker/clearing member that acts as an intermediary between the Fund and the exchange or clearinghouse.

Derivatives markets are now subject to extensive regulation in a number of jurisdictions, which is continuing to be implemented, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). Regulatory obligations applicable to parties to derivative contracts include the mandatory clearing of certain classes of OTC derivative contracts and mandatory collateral exchange for certain uncleared derivatives as well as reporting requirements and other transparency obligations. The cost to parties of complying with such regulations may increase the costs of derivative transactions to the Fund and may reduce liquidity in the derivatives markets. The increased costs may affect the performance of the Fund and therefore the return to investors.

Investments in debt securities carry credit and interest rate risks.

The Fund reserves the right to, from time to time, also invest in debt securities, which are subject to credit and interest rate risks. To the extent the Fund makes a debt investment, the risks generally applicable to a debt investment will apply to the Fund. “Credit risk” refers to the likelihood that an obligor will default on the payment of principal and/or interest on a debt investment. Financial strength and solvency of an obligor are the primary factors influencing credit risk. In addition, lack or inadequacy of collateral or credit enhancement for a debt investment may affect its credit risk. Credit risk may change over the life of an investment. Debt investments that are rated by rating agencies (potentially including any investments acquired by the Fund through syndicated debt markets) are often reviewed and may be subject to downgrade, which generally results in a decline in the market value of such investment. “Interest rate risk” refers to the risks associated with market changes in interest rates. Adjustable-rate investments also react to interest rate changes in a similar manner although generally to a lesser degree (depending, however, on the characteristics of the reset terms, including the index chosen, frequency of reset and reset caps or floors, among other factors). Interest rate sensitivity is generally more pronounced and less predictable in investments with uncertain payment or prepayment schedules. The ability of companies or businesses in which the Fund may invest to refinance debt instruments or repay debt obligations (including making payments to the Fund as creditors with respect thereto) may depend on their ability to obtain financing, including by selling new securities or instruments in the high yield debt or bank financing markets, which at certain points over the last several years have been extraordinarily difficult to access at favorable rates. Volatility and instability in the securities market may also increase the risks inherent in the investments. Interest rate changes may affect the value of a debt instrument indirectly (especially in the case of fixed rate securities) and directly (especially in the case of instruments whose rates are adjustable). In general, rising interest rates will negatively impact the price of a fixed rate credit instrument and falling interest rates will have a positive effect on price. Adjustable-rate instruments also react to interest rate changes in a similar manner, although generally to a lesser degree. Interest rate sensitivity is generally more pronounced and less predictable in instruments with uncertain payment or prepayment schedules. Additional factors that may affect market interest rates include, without limitation, inflation, slow or stagnant economic growth or recession, unemployment, international disorders, and instability in domestic and foreign financial markets. The Fund expects that it will periodically experience imbalances in their assets and liabilities as a result of changes in interest rates. In a changing interest rate environment, the Fund may not be able to manage this risk effectively. If the Fund is unable to manage interest rate risk effectively, the Fund’s performance could be adversely affected. While the Fund may seek to do so, the Fund is not required to hedge their interest rate risk. See also “—Hedging techniques employed by the Fund may introduce counterparty, regulatory and liquidity risks that could potentially reduce Fund performance in unexpected market conditions.”

The investment characteristics of asset-backed securities and mortgage-backed securities differ from traditional debt securities and may involve greater credit risk of default than the senior classes of the issue or series.

The Fund may invest in subordinated mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”), which involve greater credit risk of default than the senior classes of the issue or series. Default risks may be further pronounced in the case of MBS and ABS secured by, or evidencing an interest in, a relatively small or less diverse pool of underlying loans. Certain subordinated securities absorb all losses from default before any other class of securities is at risk, particularly if such securities have been issued with little or no credit enhancement or equity. Such securities, therefore, possess some of the attributes typically associated with equity investments.

The Fund may face significant losses if commercial mortgage borrowers default on nonrecourse loans, as repayment depends on the availability of refinancing or property sale.

Mortgage loans on commercial properties often are structured so that a substantial portion of the loan principal is not amortized over the loan term but is payable at maturity and repayment of the loan principal thus often depends upon the future availability of real estate financing from the existing or an alternative lender and/or upon the current value and saleability of the real estate. Therefore, the unavailability of real estate financing may lead to default.

Most commercial mortgage loans underlying MBS are effectively nonrecourse obligations of the borrower, meaning that there is no recourse against the borrower’s assets other than the collateral. If borrowers are not able or willing to refinance or dispose of encumbered property to pay the principal and interest owed on such mortgage loans, payments on the subordinated classes of the related MBS are likely to be adversely affected. A third-party servicer and special servicer will typically be appointed by the MBS issuer to exercise the rights of the MBS issuer as a lender and where there is a payment default on the underlying commercial mortgage loans, it will often be the special servicer that is tasked with implementing a strategy to maximize recoveries. The ultimate extent of the losses incurred by holders of MBS, if any, may depend on the ability of the special servicer to implement a successful strategy with respect to the commercial mortgage loans and underlying property portfolio which may include workouts and/or enforcement. Holders of different classes of MBS are likely to have varying powers and rights with respect to the special servicer and its proposed resolution strategy.

Factors such as the property’s location, the legal status of title to the property, its physical condition and financial performance, environmental risks, and governmental disclosure requirements with respect to the condition of the property may make a third party unwilling to purchase the property following an enforcement or to pay a price sufficient to satisfy the obligations with respect to the related MBS. Revenues from the assets underlying such MBS may be retained by the borrower and the return on investment may be used to make payments to others, maintain insurance coverage, pay taxes or pay maintenance costs. Such diverted revenue is generally not recoverable without a court appointed receiver to control collateral cash flow.

The Fund may incur losses on ABS due to the lack of security interest in underlying collateral, potential debtor protections under consumer credit laws.

The Fund may invest in ABS which represent a different risk profile to MBS on the basis that these securities may not have the benefit of the same security interest in the underlying collateral. Credit card receivables, for example, are generally unsecured meaning that there is a possibility that recoveries on defaulted collateral may not be available to support payment on these securities and the debtors are often entitled to the protection of consumer credit laws, many of which give such debtors the right to set off certain amounts owed on the credit cards, thereby reducing the balance due.

The collateral supporting ABS is of shorter maturity than certain other types of loans and is less likely to experience substantial prepayments. ABS are often backed by pools of any variety of assets, including, for example, leases, mobile home loans and aircraft leases, which represent the obligations of a number of different parties and use credit enhancement techniques such as letters of credit, guarantees or preference rights. The value of an ABS is affected by changes in the market’s perception of the asset backing the security and the creditworthiness of the servicing agent for the loan pool, the originator of the loans or the financial institution providing any credit enhancement, as well as by the expiration or removal of any credit enhancement. Economic and political factors such as prevailing interest rates and levels of employment and taxation are also likely to impact on repayments and default rates on the underlying collateral and therefore the value of the related ABS.

The Fund may invest in RMBS, which are subject to various risks including defaults, foreclosure delays, fraud, home price depreciation, and unfavorable loan modifications.

Holders of residential mortgage-backed securities (“RMBS”) are exposed to the risks associated with a pool of residential mortgages and as such bear various risks, including credit, market, interest rate, structural and legal risk. RMBS are, generally, securities that represent interest in a pool of residential mortgage loans secured by one to four family residential mortgage loans. The Fund may invest in RMBS, which are subject to the risks of defaults, foreclosure timeline extension, fraud, home price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal accompanying the underlying residential mortgage loans. To the extent that assets underlying such holdings of RMBS, if any, are concentrated geographically, by property type or in certain other respects, the Fund may be subject to certain of the foregoing risks to a greater extent. In the event of defaults on the residential mortgage loans that underlie the Fund’s potential holdings of RMBS and the exhaustion of any underlying or any additional credit support, the Fund may not realize its anticipated return on its holdings and the Fund may incur a loss on these holdings.

The Fund may also acquire non-agency RMBS, which are backed by residential property but, in contrast to agency RMBS, their principal and interest are not guaranteed by federally chartered entities such as Fannie Mae and Freddie Mac and, in the case of Ginnie Mae, the U.S. government. In addition, the Fund may hold government mortgage pass-through securities, which represent participation interests in pools of residential mortgage loans purchased from individual lenders by a federal agency or originated by private lenders and guaranteed by a federal agency, including those issued or guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac. Ginnie Mae certificates are direct obligations of the U.S. government and, as such, are backed by the “full faith and credit” of the United States. Fannie Mae is a federally chartered, privately owned corporation and Freddie Mac is a corporate instrumentality of the United States. Fannie Mae and Freddie Mac certificates are not backed by the full faith and credit of the United States but the issuing agency or instrumentality has the right to borrow, to meet its obligations, from an existing line of credit with the U.S. Treasury. The U.S. Treasury has no legal obligation to provide such line of credit and may choose not to do so.

The Fund’s investments in CLOs and other securitizations are subject to significant risks, including reliance on distributions from underlying assets for payment, lack of direct rights against issuers, and exposure to various market, credit, and liquidity risks.

The Fund may invest in collateralized loan obligations (“CLO”) and other securitizations which are generally limited recourse obligations of the issuer (“Securitization Vehicles”) payable solely from the underlying assets (“Securitization Assets”) of the issuer or proceeds thereof. Holders of equity or other securities issued by Securitization Vehicles must rely solely on distributions on the Securitization Assets or proceeds thereof for payment in respect thereof. Consequently, the Fund will typically not have any direct rights against the issuer of, or the entity that sold, assets underlying the securitization. Securitization Assets may include, without limitation, broadly-syndicated leverage loans, middle-market bank loans, collateralized debt obligation (“CDO”) debt tranches, trust preferred securities, insurance surplus notes, asset backed securities, mortgages, real estate investment trusts (“REITs”), high yield bonds, mezzanine debt, second-lien leverage loans, credit default swaps and emerging market debt and corporate bonds, which are subject to liquidity, market value, credit, interest rate, reinvestment and certain other risks. Investments in CLOs, Securitization Vehicles and Securitization Assets may be made by the Fund through various means, including in primary or secondary market transactions from private originators and investors (including bankers, commercial banks, finance companies, investment banks and pooled investment vehicles such as hedge funds and private funds) and in restructuring or workout transactions. The Fund may acquire and hold such investments over a range of investment horizons, including buying and holding for a longer term and buying and restructuring in transactions with a shorter turnaround. The Fund may also sponsor and/or originate CLOs with existing assets of the Fund. The Fund’s investment in CLOs may include: (a) CLOs for which the Sponsor or its affiliate serves as collateral manager; (b) CLOs originated or sponsored by other Vista Entities and/or the Fund; and (c) any other CLOs in which the Sponsor or an other Vista Entity may be involved or hold interests (including any refinancings thereof and purchases on the secondary market).

The Fund’s investments in CLOs and Risk Retention Vehicles to meet U.S. and EU regulatory requirements expose it to risks including mandatory long-term holding of Retention Notes, lack of credit risk mitigation, and potential regulatory sanctions or claims for non-compliance.

The Fund may invest in CLOs, debt and equity tranches and warehouse investments directly or indirectly through investment vehicles (“Risk Retention Vehicles”) established for the purpose of satisfying U.S. and/or EU regulations that require eligible risk retainers to purchase and retain specified amounts of the credit risk associates with certain CLOs, which vehicles themselves are invested in CLO securities, warehouse investments and/or senior secured obligations. The Fund may also invest in Risk Retention Vehicles, of warehouses or other securitizations that have previously issued debt instruments to other Vista Entities (See also “—The Fund has acquired and/or expects to acquire warehoused assets potentially at, above or below fair market value, creating conflicts of interest related to pricing, fees and timing that may not always be resolved in favor of the Fund or disclosed to Unitholders.”). Risk Retention Vehicles will be structured to satisfy the retention requirements by purchasing and retaining the percentage of CLO notes prescribed under the applicable retention requirements (the “Retention Notes”) and will include Risk Retention Vehicles with respect to CLOs managed by other collateral managers but will not include Risk Retention Vehicles with respect to CLOs for which the Manager or its affiliates acts as collateral manager. Indirect investments in CLO equity securities (and in some instances more senior CLO securities) and warehouse investments through entities that have been established to satisfy the U.S. and/or EU retention requirements may allow for better economics for the Fund (including through fee rebate arrangements) by creating stronger negotiating positions with CLO managers and underwriting banks who are incentivized to issue CLOs and who require the participation of a Risk Retention Vehicle to enable the CLO securities to be issued. However, Retention Notes differ from other securities of the same ranking since the retention requirements prescribe that such Retention Notes must be held by the relevant risk retainer for the lifetime of the CLO. In addition, Retention Notes are subject to other restrictions not imposed on other securities of the same ranking; for example, Retention Notes may not be subject to credit risk mitigation, and breach of the retention requirements may result in the imposition of regulatory sanctions or, in the case of the European retention requirements, in claims being brought against the retaining party.

RISKS RELATED TO AN INVESTMENT IN THE UNITS

There is no public trading market for the Units and Unitholders will bear the risks of owning Units for an extended period of time due to limited repurchases, which may be for less than the price the Unitholder paid.

An investment in the Fund should be viewed as a long-term commitment. It is anticipated that there can be significant periods of time between the Fund’s investments in Portfolio Companies which can result in a “cash drag” and/or decreased returns. Units in the Fund have not been registered under the Securities Act, the securities laws of any state or the securities laws of any other jurisdiction and therefore cannot be resold unless they are subsequently registered under the Securities Act and other applicable securities laws, or unless an exemption from registration is available. It is not contemplated that registration of the interests in the Fund under the Securities Act or other securities laws will ever be effected. There is no public market for Units in the Fund and none is expected to develop. Each Unitholder will be required to represent that it is a “qualified purchaser” (as defined in the 1940 Act and rules thereunder) and “accredited investor” (as defined in Rule 501 of Regulation D under the Securities Act) under applicable securities laws and that it is acquiring its Units for investment purposes and not with a view towards resale or distribution. Except by operation of law, a Unitholder will not be permitted to assign, sell, exchange or transfer any of its interest, rights or obligations with respect to its Units, unless the Unitholder provides 60 calendar days’ notice to the General Partner (or such reasonably shorter period as agreed to by the General Partner (such period, the “Notice Period”)), and submit an executed form to the Transfer Agent, which form shall be provided by the Transfer Agent upon request. Such transfer will be recorded on the books and records of the Fund and be effective as of the first calendar day of the quarter immediately following the end of the Notice Period. The General Partner may refuse such requested transfer for certain reasons. Therefore, repurchase of Units by the Fund will likely be the only way for a Unitholder to dispose of its Units. The Fund expects to continue to repurchase Units at a price equal to the transaction price of the class of Units being repurchased on the date of repurchase (which will generally be equal to the Fund’s NAV per Unit, as of the last month of the prior calendar quarter) and not based on the price at which a Unitholder initially purchased its Units. Subject to certain limited exceptions described herein, repurchase requests relating to Investor Units (other than Class R Units) and Class E Units under the Repurchase Program will be subject to the Early Repurchase

Deduction if the Units are repurchased within 24 months of the Subscription Date of such Units. As a result, a Unitholder may receive less than the price it paid for its Units when the Unitholder sells them to the Fund pursuant to the Repurchase Program.

Unitholders’ ability to have Units repurchased is limited and at times the Unitholder may not be able to liquidate its investment.

There is no current public trading market for the Units, and Vista does not expect that such a market will ever develop. Therefore, the repurchase of Units by the Fund will likely be the only way to dispose of Units. The Fund has implemented a Repurchase Program for the Investor Units and Class E Units whereby the Fund expects to repurchase, in any calendar quarter, up to 5% of the Fund’s aggregate NAV attributable to Investor Units and Class E Units as of the close of the previous calendar quarter. However, the Repurchase Program is offered at the discretion of the General Partner and there is no guarantee that the Fund will be able to make such repurchases. At the sole discretion of the General Partner, the Fund may choose to repurchase fewer Units than have been requested in any particular quarter to be repurchased under its Repurchase Program, or none at all, in the General Partner’s discretion at any time. The Fund may repurchase fewer Units than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond its control, the need to maintain liquidity for its operations or to ensure compliance with any of the Fund’s credit facilities which have restrictive covenants limiting certain activities, including the repurchase of Units or because the Fund has determined that acquiring or continuing to hold Portfolio Companies is a better use of its capital than repurchasing the Units. Further, the General Partner may make exceptions to, modify or suspend the Repurchase Program if it deems such action to be in the Fund’s best interest and the best interest of the holders of Investor Units and Class E Units. This means that an investment in the Units could be more illiquid than other investment products or portfolios. If the full amount of all Units of the Fund requested to be repurchased in any given quarter is not repurchased, funds will be allocated pro rata based on the total number of Units of the Fund being repurchased without regard to class and subject to the 5% quarterly repurchase limitation. All unsatisfied requests must be resubmitted in the next quarterly repurchase offer, or upon the recommencement of the Repurchase Program, as applicable. As a result, a Unitholder’s ability to have its Units repurchased by the Fund may be limited and at times the Unitholder may not be able to liquidate its investment.

Subject to certain limited exceptions, as further described in this Annual Report and in the Memorandum, any repurchase request of Investor Units (other than Class R Units) and Class E Units will be subject to an Early Repurchase Deduction of 5% of the value of the NAV of the Units being repurchased (calculated as of the Repurchase Date) if Units are repurchased within 24 months of the Subscription Date of such Units. As a result, Unitholders may receive less than the price they paid for their Units when Unitholders sell them to the Fund pursuant to the Repurchase Program.

Economic events affecting the U.S. economy, the global economy and/or the software sector in particular could lead to increased repurchase requests from Unitholders, potentially forcing the Fund to sell assets at unfavorable times.

Economic events affecting the U.S. and/or global economy, such as general negative performance, or actual or perceived volatility in the software sector specifically (including due to the proliferation of AI Technologies), could cause Unitholders to seek to have their Units repurchased pursuant to the Repurchase Program at a time when such events are adversely affecting the performance of the Fund’s assets. Even if the Fund decides to satisfy all resulting repurchase requests, the Fund’s cash flow could be materially adversely affected. In addition, if the Fund determines to sell assets to satisfy repurchase requests, it may not be able to realize the return on such assets that it may have been able to achieve had it sold at a more favorable time, and the Fund’s results of operations and financial condition, including, without limitation, the breadth of the Fund’s portfolio by type and location, could be materially adversely affected.

The General Partner may require Unitholders to have their Units repurchased or redeemed at any time.

The General Partner may require a Unitholder to surrender and have all or any portion of its Units repurchased or redeemed at any time, if the General Partner determines that it would be in the interest of the Fund for the Fund to repurchase the Units. To the extent the Fund requires the compulsory repurchase or redemption of any Units of any Unitholder, such repurchase or redemption will not be subject to the repurchase limits under the Repurchase Program or the Early Repurchase Deduction, unless otherwise determined by the General Partner in its sole discretion. Unitholders should refer to the Memorandum and “Part I. Item 1. Business — Repurchase Program” for more information.

The Fund does not expect to make distributions on a regular basis.

The Fund does not expect to make distributions on a regular basis. Distributions to Unitholders will be made only if, as and when declared by the Fund. Unitholders may or may not receive distributions. In addition, some of the distributions may include a return of capital. The Fund cannot make assurances as to when or whether cash distributions will be made to Unitholders, the amount of any such distribution, or the availability of cash for any such distribution, since the ability to make distributions will be dependent upon the cash flow, capital raising, financial condition and other factors relating to the Fund’s Portfolio Companies. Such factors include the ability to generate sufficient cash from operations to pay expenses, service debt and to satisfy other liabilities as they come due. Furthermore, the

Manager, in its sole discretion, may use or set aside cash for working capital purposes, or for the funding of present or future reserves or contingent liabilities, taxes, the Fund’s operating activities, or the actual or anticipated Management Fee. If the Manager determines that all or any portion of net capital event proceeds are not necessary for ongoing expenses (including debt payments and fees), anticipated acquisitions, capital expenditures and reserves, such amounts may be used to satisfy repurchase requests at the Manager’s discretion. Accordingly, the payment of cash distributions is subject to the discretion of the Manager. Neither the Manager nor any of its respective affiliates is obligated to support or guarantee any level of distributions. In addition, because the Manager does not charge a Management Fee on and Vista does not receive a Performance Participation Allocation for Vista Units, the per Unit amount of distributions on the Vista Units could be higher compared to the Investor Units.

Unitholders will bear multiple levels of fees and expenses.

In addition to the direct expenses and management costs borne by the Fund, it may also bear its pro rata share of certain expenses and management costs incurred directly or indirectly by Target Funds in which it invests. This would result in more expenses being borne (indirectly) by Unitholders than if the Unitholders were able to invest directly in the Target Funds. With respect to the Fund’s Primary Commitments to other Vista Entities only, the Fund is not expected to pay or otherwise bear carried interest or performance participation allocation, management fees or other incentive compensation in connection with such other Vista Entities except in limited circumstances, in which case such carried interest or performance participation allocation, management fees or other incentive compensation paid will be rebated dollar-for-dollar. Any such offset will be reflected in the Fund’s NAV as of the month following the month in which the applicable fees and/or compensation was charged or accrued, in accordance with the Fund’s valuation policy. The Fund will indirectly bear other expenses in connection with an Investment in or alongside a Target Fund, including any investment related expenses and expenses paid to affiliates of Vista, administrative expenses and other expenses included in the definition of “fund expenses” as applicable to such Target Fund (to the extent applicable). In certain limited circumstances the Fund will bear carried interest, management fees or other incentive compensation, including in connection with interests in other Vista Entities purchased on the secondary market as part of a portfolio transaction and equity interests in certain structured investments (e.g., CLOs). These various levels of costs and expenses will be charged whether or not the performance of the Fund generates positive returns. As a result, the Fund, and indirectly the Unitholders, may bear multiple levels of expenses, which in the aggregate would exceed the expenses which would typically be incurred by an investment in a single fund investment, and which would offset the Fund’s profits. In addition, because of the fees and expenses payable by the Fund pursuant to such Investments, its returns on such Investments will be lower than the returns to a direct investor in the Target Funds. Such returns will be further diminished to the extent the Fund is also charged management fees and/or bears carried interest or other similar performance-based compensation in connection with its Secondary Investments in Target Funds.

Unitholders’ return on investment may vary from the Fund’s overall performance depending on the Class of Units they own.

Performance for individual investors may vary from the Fund’s overall performance as a result of the timing of an investor’s admission to the Fund, the repurchase or increase of any part of an investor’s interests in the Fund and the Class in which they invest (including as a result of different fee structures between the Classes).

In the future, given the perpetual nature of the Fund, the Fund could be comprised of multiple Parallel Funds and Feeder Funds with different features, characteristics and tax treatment. Furthermore, the costs and expenses structure of each Parallel Fund and Feeder Fund comprising the Fund may differ to those of other Parallel Funds or Feeder Funds comprising the Fund. As a result of different factors (including, without limitation, fees and expenses and tax treatment of such entity), the entities comprising the Fund may not participate in the same proportion in each Investment. Accordingly, the portfolio and performance of each entity comprising of the Fund is likely to differ from that of such other entity.

Valuations of Portfolio Companies are estimates of fair value and may not necessarily correspond to realizable value.

Valuations of the Fund’s Portfolio Companies are estimates of fair value and may not necessarily correspond to realizable value. Within the parameters of the Fund’s valuation policy, the valuation methodologies used to value the Fund’s Portfolio Companies will involve subjective judgments and projections and that ultimately may not materialize. Ultimate realization of the value of a Portfolio Company depends to a great extent on economic, market and other conditions beyond the Fund’s control and the control of the General Partner and the Manager. Rapidly changing market conditions or material events may not be immediately reflected in the Fund’s NAV.

Among the Fund’s important features are the provisions relating to the purchase and repurchase of Units. The valuation of Units upon purchase, the amount payable to investors upon repurchase and certain other valuations are generally based upon the Fund’s NAV per Unit as of the end of the immediately preceding month. Because the price a Unitholder will pay for Units in the private offering, and the price at which the Units may be repurchased under the Repurchase Program by the Fund, are based on NAV per Unit, the Unitholder may pay more than realizable value or receive less than realizable value for the investment. The Fund will rely on the General Partner and its affiliates for valuation of the Fund’s assets and liabilities.

The values of the Fund’s Portfolio Companies are established in accordance with the valuation policy. The Fund will primarily own and control certain Portfolio Companies that will not have readily assessable market values. The General Partner will determine the estimated values of the Fund’s Portfolio Companies and the Fund will use the estimated values provided as well as inputs from other sources in computing the Fund’s monthly NAV per Unit.

The monthly valuations performed by the General Partner may vary from similar valuations performed by any independent third parties for similar types of portfolio companies. The valuation of illiquid Portfolio Company holdings is inherently subjective and subject to increased risk that the information utilized to value such portfolio companies or to create the pricing models may be inaccurate or subject to other error. In addition, valuations rely on a variety of assumptions, including assumptions about projected cash flows for the remaining holding periods for the portfolio companies, market conditions at the time of such valuation and/or any anticipated disposition of the portfolio companies, legal and contractual restrictions on transfers that may limit liquidity, and any transaction costs related to, and the timing and manner of, any anticipated disposition of the portfolio companies, all of which may materially differ from the assumptions and circumstances on which the valuations are based. The value of the Fund’s Portfolio Companies may also be affected by any changes in accounting standards, policies or practices as well as general economic, political, regulatory and market conditions, global equity market conditions, changes in credit markets and interest rates, foreign exchange rates, commodity prices, natural or man-made disasters or catastrophes and the actual operations of Portfolio Companies, which are not predictable and can have a material impact on the reliability and accuracy of such valuations. As such, the carrying value of a Portfolio Company may not reflect the price at which the Portfolio Company could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. Accordingly, such values may not accurately reflect the actual market values of the Portfolio Companies, and, thus, Unitholders will likely make decisions as to whether to purchase or submit for repurchase Units without complete and accurate valuation information.

Determining the impact of these factors on the valuation of portfolio companies involves a significant degree of judgment. Because valuations, and in particular valuations of portfolio companies for which market quotations are not readily available, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, the General Partner’s fair value determinations may differ materially from the values that would have resulted if a ready market had existed.

During periods of market uncertainty and volatility, accurate valuations may be even more difficult to obtain. This is particularly true during periods of low transaction volume because there are fewer market transactions that can be considered in the context of a valuation. Changes in credit markets can also impact valuations and may have offsetting results when using discounted cash flow analysis for portfolio companies that do not have readily observable market prices. For example, if applicable interest rates rise, then the assumed cost of capital for portfolio companies would be expected to increase under the discounted cash flow analysis, and this effect would negatively impact their valuations if not offset by other factors. Rising U.S. interest rates may also negatively impact certain foreign currencies that depend on foreign capital flows.

In addition, Unitholders would be adversely affected by a higher Management Fee and by higher Performance Participation Allocations if the Fund’s NAV is overstated. Due to a wide variety of market factors and the nature of certain Portfolio Companies to be held by the Fund, there is no guarantee that the value determined by the Fund will represent the value that will be realized by the Fund on a realization of the value of a Portfolio Company or that would, in fact, be realized upon an immediate disposition of the Portfolio Companies. See also “—Compensation to the General Partner and affiliates for services performed are based on Transactional NAV and depends partly on the General Partner’s valuation of investments, which may give rise to potential conflicts of interest between the General Partner’s responsibilities to the Unitholders and its financial incentives.”

Further, in connection with each subscription or repurchase of Units, a Unitholder will receive an amount of Units or cash, respectively, at a price that reflects the Fund’s most recent calculated NAV (which generally will be the Fund’s NAV as determined as of the last day of the immediately preceding calendar month). There is no requirement, and it is not anticipated, that a new valuation will be made in connection with any such purchase and related issuance of Units and, as a result, the price paid for Units may not accurately reflect the current NAV at the time of issuance.

Any discrepancy between the NAV of the Fund used in connection with the repurchase or issuance and the actual NAV of the Fund as of the date of such repurchase or issuance may have an adverse effect on the Unitholder from whom Units are repurchased, the Unitholder to whom Units are issued or the Fund as a whole, as applicable. Any such discrepancy may also lead the Fund to dispose of more Portfolio Companies than necessary, and potentially at less advantageous prices. For example, in the event the Fund were to liquidate certain of its holdings in order to satisfy repurchase requests based on a determination of NAV of the Fund used in connection with the repurchase that in retrospect turns out to be higher than the actual NAV of the Fund as of the repurchase date, a repurchasing Unitholder requesting to repurchase a certain percentage of its Units may receive a greater amount of repurchase proceeds than the repurchase proceeds it should have received in respect of such repurchase, thereby adversely affecting remaining Unitholders and the ability of the Fund to employ the excess amounts paid out for the Portfolio Companies of the Fund or other cash needs. If the Fund were to borrow amounts to satisfy such repurchase request, the amounts borrowed might be higher than the amounts the Fund would have borrowed had the correct NAV been used to calculate repurchase proceeds, and such higher borrowing may have an adverse effect on the remaining Unitholders. In addition, if a new purchase of Units by a new Unitholder is made based on such erroneously high NAV, the number of Units issued to such new Unitholder will be lower than the number of Units it should have received.

The valuation methodologies used to value investments may change over time and have subjective elements.

The valuation methodologies used to value certain of the Fund’s Investments may change over time and have subjective elements. Valuations are subject to determinations, judgments, opinions, and will, in certain circumstances, not be accurate, and other third parties or investors may disagree with such valuations. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuation methodologies may permit reliance on a prior period valuation of particular Investments. Ultimate realization of the value of an Investment depends to a great extent on economic, market and other conditions beyond the General Partner’s control. Accordingly, the carrying value of an Investment may not reflect the price at which such Investment could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. There will be no retroactive adjustment in the valuation of such assets, the net asset value per Unit, the price that the Fund paid to repurchase the Fund’s Units, NAV-based fees, fees it paid, directly or indirectly, to the General Partner or amounts allocated to the General Partner to the extent such valuations prove to not accurately reflect the realizable value of the Fund’s Investments or the value as set out in financial statements issued subsequent to such valuation. While the General Partner believes that the NAV calculation methodologies are consistent with standard industry practices, there are other methodologies available to calculate NAV of the Fund (and its constituent entities). For the avoidance of doubt, neither the General Partner nor the Manager are obligated to monitor other Vista Entities’ investments for events that could be expected to have a material impact on any other Vista Entities’ NAV during a quarter.

The NAV per Unit may fluctuate significantly between valuation dates due to the incorporation of updated financial data and valuations of Investments, with no retroactive adjustments, potentially causing material increases or decreases in the NAV per Unit.

When the General Partner determines the fair value of Investments, with the assistance of the Manager, it updates the prior valuation by incorporating the latest available financial data for such Investments, as well as any cash flow activity related to the Investments during the relevant period of time. The General Partner will value Investments utilizing the valuation methodology it deems most appropriate and consistent with widely recognized valuation methodologies and market conditions in accordance with the Fund’s valuation policy. Accordingly, the NAV per Unit between two valuation dates (the last day of the immediately preceding calendar month) may materially differ as a result of the incorporation of the latest valuations of Investments in the subsequent valuation date. There will be no retroactive adjustment of the NAV per Unit reported for the previous period as a result of these changes in valuation of Investments. Therefore, because a new valuation may differ materially from the prior valuation, the adjustment to take into consideration the new valuation may cause the NAV per Unit to increase or decrease, and such increase or decrease will only occur in the period the adjustment is made.

The Fund’s monthly NAV calculations are not governed by regulatory standards and may differ from those used by other companies, and errors may occur in calculating the Fund’s NAV, which could impact the price at which the Fund sells and repurchases its Units.

Monthly NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards. The methods the Fund uses to calculate its monthly NAV, which is the basis for the offering price for its Units offered and the investment value published in customer account statements for its Unitholders, is not prescribed by the rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating monthly NAV, and the Fund’s monthly NAV is not audited by the independent registered public accounting firm. The Fund calculates and publishes the NAV of its Units monthly solely for purposes of establishing the price at which the Fund sells and repurchases its Units, and for publishing the value of each Unitholder’s investment in the Fund on such Unitholder’s customer account statement, and the monthly NAV should not be viewed as a measure of the Fund’s historical or future financial condition or performance. The components and methodology used in calculating the Fund’s monthly NAV may differ from those used by other companies now or in the future. Errors may occur in calculating the Fund’s monthly NAV, which could impact the price at which the Fund sells and repurchases its Units.

Additionally, errors may occur in calculating the Fund’s NAV, which could impact the price at which the Fund sells and repurchases its Units and the amount of the Management Fee and the Performance Participation Allocation (if any). The Fund has implemented certain policies and procedures to address such errors in NAV calculations. If such errors were to occur, the Sponsor depending on the circumstances surrounding each error and the extent of any impact the error has on the price at which the Fund’s Units were sold or repurchased or on the amount of the Management Fee or the Performance Participation Allocation (if any), may determine in its discretion to take certain corrective actions in response to such errors, including, subject to the Fund’s policies and procedures, making adjustments to prior NAV calculations.

The Fund’s valuation policy may differ in certain respects from GAAP and varying accounting standards, particularly in less developed countries, may limit the accuracy and reliability of financial information.

The Fund uses GAAP for the calculation of the Fund’s net asset value for financial reporting purposes, the valuation of the Fund’s Investments and the establishment of the Fund’s unaudited financial statements in its quarterly reports and audited financial statements in its annual reports. However, the calculation of the Fund’s Transactional NAV for purposes of subscriptions, repurchases, calculation of the Management Fee and the Performance Participation Allocation and other purposes described herein (including with respect to the calculation of Organizational, Offering and Operating Expenses (as defined below) and Servicing Fees) shall be made in accordance with the methodology set forth in the Fund’s Valuation Policy which may differ in certain respects from the methodology required pursuant to GAAP (including with respect to the treatment of the Expense Support paid by the Manager, the calculation of Servicing Fees, and the calculation of contingent tax liabilities of certain Intermediate Entities that are not expected to be recognized due to the expected structure of the divestment of the associated underlying investment). The Fund’s accounting standards may not correspond to the accounting standards of other underlying entities, resulting in different financial information appearing on their respective financial statements. Information available to Unitholders in the Fund’s audited annual reports on Form 10-K may differ from information available in the financial statements of underlying entities, including operations, financial results, capitalization and financial obligations, earnings and securities. Accounting, financial, auditing and other reporting standards, and practices and disclosure requirements in foreign countries that are not equivalent to GAAP may differ in fundamental ways from one another, including in areas such as valuation of assets, deferred taxation, contingent liabilities and foreign exchange transactions. Accordingly, information may be available to us that is not consistent with GAAP, including both general economic and commercial information and information concerning specific Investments, and such information may be less reliable and less detailed than information available in more financially sophisticated countries, which could adversely impact, among other things, the Sponsor’s due diligence and reporting activities, resulting in less information available to Unitholders. For example, assets and profits appearing on the financial statements of a company (including, for example, a Chinese company) may not reflect its financial position or results of operations in the way they would be reflected had such financial statements been prepared in accordance with GAAP. Reliance on such information could adversely impact, among other things, the General Partner’s and/or Manager’s due diligence activities (prior to making such investment) and reporting activities, and as a result, less information may be available to Unitholders. Even for financial statements prepared in accordance with GAAP, the accounting entries and adjustments may not reflect economic reality and actual value.

In addition, when making Investments in less developed countries, the Fund may not have access to all available information to determine fully the origination and underwriting practices utilized for the Investment or the manner in which the target company has been serviced and/or operated. As a result, the General Partner’s and/or Manager’s due diligence activities may provide less information than due diligence reviews conducted in more developed countries. The lack of access to such due diligence information could increase the risks relating to the Investments in these countries. Although the Fund will endeavor to conduct appropriate due diligence in connection with each Investment, in the case of Investments in less developed countries, no guarantee can be given that it will obtain the information or assurances that an investor in a more sophisticated economy would obtain before proceeding with an Investment.

Furthermore, for a company that keeps accounting records in a currency other than U.S. dollars, inflation accounting rules in certain markets require, for both tax and accounting purposes, that certain assets and liabilities be restated on the company’s balance sheet in order to express items in terms of a currency of constant purchasing power. As a result, financial data of prospective investments may be materially affected by restatements for inflation and may not accurately reflect actual value. Accordingly, the Fund’s ability to conduct due diligence in connection with an investment and to monitor the investment may be adversely affected by these factors.

Prospective Unitholders will not know the NAV per Unit of their investment until after their subscription has been accepted.

Prospective Unitholders will be required to subscribe for a dollar amount, and the number of Units that such Unitholder receives will subsequently be determined based on the Fund’s NAV per Unit as of the end of the month immediately before such prospective Unitholder’s subscription is accepted by the Fund (e.g., a subscription for Units accepted by the Fund on March 1 of a calendar year will be based upon the NAV as of the last day of February of such year, which NAV will generally not be available until around March 31 of that year). Prospective Unitholders will learn of such NAV and the corresponding number of Units represented by their subscription after the Fund publishes the NAV per Unit, and they will therefore not know the NAV per Unit of their investment at the time that their subscription has been accepted.

The Fund may suspend the NAV, the Fund’s offering and/or repurchases, which may have a material adverse effect on the Fund’s performance, capital raise and ability to achieve investment objectives.

A suspension of the NAV and/or the Fund’s offering and/or repurchases may occur under certain circumstances in the General Partner’s discretion, including where the circumstances so require and the suspension is reasonably deemed to be in the best interests of the Fund. The Fund would notify Unitholders of any such suspension through a Current Report on Form 8-K or other Exchange Act filing. No Units will be issued or repurchased during such suspension period. While a suspension of the NAV at the level of the Fund is expected to be temporary, there can be no assurance that such suspension will not become permanent if the grounds for such suspension continue to persist. A temporary or permanent suspension of the Fund’s NAV could have a material adverse effect on the performance of the Fund, the Fund’s ability to raise capital and the ability of the Fund to achieve its investment objectives.

The General Partner and the Manager may receive the Performance Participation Allocation and/or the Management Fee in the form of Class V Units, other Units in the Fund and/or shares, units or interests (as applicable) of any Lower Funds, which may dilute the interests of Unitholders.

The General Partner or its Recipient may elect to receive the Performance Participation Allocation in the form of Class V Units and/or Units in the Fund and/or shares, units or interests (as applicable) of any Lower Funds, and the Manager (including any sub-investment manager, as applicable) may elect to receive the Management Fee and/or a reimbursement of Expense Support in the form of Class V Units and/or Units in the Fund and/or shares, units or interests (as applicable) of any Lower Funds. Additionally, the General Partner or its Recipient may elect to be issued Class V Units and/or Units in the Fund and/or shares, units or interests (as applicable) of any Lower Funds in exchange for the contribution of Warehoused Assets. Any of the foregoing issuances of units may have a dilutive effect in respect of Investors in the Fund. Repurchases of any Class V Units, units or shares used to satisfy the Management Fee, Performance Participation Allocation, Expense Support reimbursement or contribution of Warehoused Assets are not subject to the Repurchase Program or the Early Repurchase Deduction.

LEGAL AND REGULATORY RISKS

The establishment of Parallel Funds or Feeder Funds by the General Partner may result in different terms and NAV per unit for these funds compared to the Feeder, potentially leading to discrepancies in investment conditions.

If it considers it appropriate for any legal, tax, regulatory, accounting, compliance, structuring, policy and/or other considerations of the Fund or of certain current or prospective Unitholders, the General Partner may, in its sole discretion, establish one or more Parallel Funds to invest alongside the Fund and/or Feeder Funds to invest through the Fund. The costs and expenses associated with the organization and operation of any such Parallel Fund may be apportioned to, and borne solely by, the investors participating in such Parallel Fund or be allocated among the Fund and any Parallel Funds or Feeder Funds as determined by the General Partner in its reasonable discretion. As a result of the legal, tax, regulatory, accounting, compliance, structuring, policy and/or other considerations mentioned above, the terms of such Parallel Funds or Feeder Funds may differ substantially from those of the Feeder. In particular, such differences may cause Parallel Funds or Feeder Funds to subscribe at a different NAV per unit in the Fund or the Aggregators than the Feeder.

If it considers it appropriate for any legal, tax, regulatory, accounting, compliance, structuring, policy and/or other considerations, the General Partner may, in its sole discretion, establish and introduce one or more additional intermediate vehicles through which the Fund and/or any Parallel Funds shall invest in the Aggregators. As a result of the legal, tax, regulatory, accounting, compliance, structuring, policy and/or other considerations mentioned above, the terms of such intermediate vehicles may differ substantially from those of the Feeder.

Third parties appointed by the Fund may influence the affairs and operations of the applicable Investments and may incur costs and expenses borne by the Fund.

Certain local regulatory controls and tax considerations may cause the Fund to appoint one or more third parties to manage some or all of the Fund’s Investments in certain jurisdictions. Although typically the General Partner and Manager oversee the operations of the Fund’s Investments, such third parties will be delegated responsibilities and may have influence over the affairs and operations of the applicable Investments. The costs and expenses of any such third party will be borne by the Fund and will not offset the Management Fee and Performance Participation Allocation.

The Fund’s reliance on the Investment Company Act exclusion requires compliance with specific conditions, and any change in its status under the Act may necessitate adjustments to its operations or structure that potentially increase costs and expenses.

The Fund will not be subject to the provisions of the 1940 Act and the Fund and the Feeder currently intend to rely upon the exclusion from the definition of “investment company” set out in Section 3(c)(7) of the 1940 Act. Reliance on Section 3(c)(7) of the 1940 Act requires, among other things, that each purchaser be a “qualified purchaser.” A “qualified purchaser,” as such term is defined in the 1940 Act, including the rules and regulations thereunder, includes a natural person who owns not less than $5 million in investments or a company, acting for its own account or the accounts of other qualified purchasers, that owns and invests on a discretionary basis not less than $25 million in investments, and certain trusts. The Subscription Agreements and the Fund LPA will contain representations and restrictions on transfer designed to assure that the foregoing conditions are met.

While not currently expected, in light of the Fund’s perpetual structure, in the future the General Partner may determine in its sole discretion for the Fund and the Feeder to seek to rely on a different exclusion from the definition of “investment company” under the 1940 Act, to register as an investment company under the 1940 Act or elect to be regulated as a business development company under the 1940 Act. Additionally, if the Fund and the Feeder were to rely on a different exclusion from the definition of “investment company” under the 1940 Act, it is possible a change in the value of the Fund’s assets could cause the Fund to fall within the definition of “investment company” inadvertently.

As a result, the Fund may need to structure its holdings and business operations in a different manner, including restricting or limiting the scope of its operations or the types of acquisitions that it may make, modifying its organizational structure and tax treatment, or acquiring or disposing of assets that it might not have otherwise. The Fund may incur additional costs and expenses and be subject to increased regulatory scrutiny as a result of such a change.

Any adjustment in the Fund’s business strategy, assets, tax treatment or other matters related to a change in the Fund’s treatment under the 1940 Act could negatively impact the value of the Units.

Complex regulations may limit the Fund’s ability to raise capital, increase the costs of our capital raising activities and subject us to penalties.

The Fund may rely on exemptions or exclusions in the United States from various requirements of the Securities Act, the 1940 Act and ERISA in conducting its business, which may also change from time to time, subject to certain limitations as set forth in the Fund LPA. These exemptions and exclusions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom the Fund does not control. If for any reason these exemptions or exclusions were to become unavailable to the Fund, it could become subject to additional restrictive and costly registration requirements, regulatory action or third-party claims and its business could be materially and adversely affected. For example, in offering and selling its Units to investors, the Fund intends to rely on private placement exemptions from registration under the Securities Act, including Rule 506 of Regulation D. However, Rule 506 becomes unavailable to issuers (including the Fund) if the issuer or any of its “covered persons” (certain officers and directors and also certain third parties including, among others, promoters, placement agents and beneficial owners of 20% of outstanding voting securities of the issuer) has been the subject of a “disqualifying event,” which includes a variety of criminal, regulatory and civil matters (so-called “bad actor” disqualification). If the Fund or any of the covered persons associated with the Fund are subject to a disqualifying event, the Fund could lose the ability to raise capital in a Rule 506 private offering for a significant period of time, which could significantly impair its ability to raise new funds, and, therefore, could materially and adversely affect its business, results of operations and financial condition. In addition, if certain of the Fund’s employees or any potential significant investor has been the subject of a disqualifying event, the Fund could be required to reassign or terminate such an employee or the Fund could be required to refuse the investment of such an investor, which could impair its relationships with investors, harm its reputation or make it more difficult to raise new funds.

Evolving regulations, including potential impacts from the U.S. Dodd-Frank Act, may increase scrutiny, impose new restrictions and create uncertainty for the private fund industry, adversely affecting the Fund’s operations and performance.

The Fund’s ability to achieve its investment objectives, as well as the ability of Vista to conduct its operations, is based on laws and regulations which are subject to change through legislative, judicial or administrative action and could be adversely affected by future legislative, judicial or administrative action.

There has been significant discussion recently regarding enhanced governmental scrutiny and increased regulation of the private investment fund and financial services industries. In the aftermath of the global financial crisis in 2008, there have been unprecedented legislative and regulatory actions taken by numerous governments and their agencies. This enhanced oversight and regulation, and the need for additional rule-making by various governmental bodies, has created uncertainty in the financial markets, including the private fund industry. Many of the regulators to which the Fund, the General Partner, the Manager or their respective affiliates are expected to be subject globally, including governmental agencies and self-regulatory organizations, are empowered to conduct investigations and administrative proceedings that can result in fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of applicable licenses or members. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against the Fund, the General Partner, the Manager or their respective affiliates were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm the Fund, the General Partner, the Manager or their respective affiliates’ reputations, which may adversely affect the Fund’s investment performance by hindering its ability to obtain favorable financing or consummate a potentially profitable investment.

The U.S. Dodd-Frank Act, which was enacted on July 21, 2010, significantly revised and expanded the rulemaking, supervisory and enforcement authority of U.S. federal bank, securities and commodities regulators. While regulators have implemented some rules, it remains unclear how these regulators will continue to exercise these revised and expanded powers and the extent to which their rulemaking, supervisory or enforcement actions will adversely affect the Fund.

The Dodd-Frank Act also establishes a general framework for systemic regulation. The full scope of such regime, and its application to investment advisers to private funds, such as Vista, will remain unclear until all the implementing regulations are developed and enacted. There can be no assurance that future regulatory actions authorized by the Dodd-Frank Act will not adversely affect the Fund.

A key feature of the Dodd-Frank Act is the extension of prudential regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) to financial institutions that are not currently subject to such regulation but that potentially pose risk to the financial system. The Dodd-Frank Act defines a “nonbank financial company” as a company that is substantially engaged in activities that are financial in nature and provides the Federal Reserve with the authority to determine which of such companies are “significant”. The U.S. Financial Stability Oversight Council (the “FSOC”) (an interagency body created to monitor and address systemic risk) has the authority to subject such a company to regulation by the Federal Reserve (including capital, leverage and liquidity regulation) if the FSOC determines that material financial distress at the company would pose a threat to the financial stability of the United States. The Dodd-Frank Act does not contain any minimum size requirements for such a designation, and it is possible that it could be applied to large private funds or that FSOC could seek to regulate activities of such funds. The Dodd-Frank Act also imposes a number of restrictions on the relationship and activities of banking organizations with private equity and hedge funds and other provisions that will affect the alternative asset management industry, either directly or indirectly. The Dodd-Frank Act, as well as future related legislation, may have an adverse effect on the alternative asset management industry generally and on Vista or the Fund, specifically.

Evolving regulation and a heightened regulatory environment may increase compliance and administrative burdens, potentially reducing the Fund’s returns.

The regulatory environment for private investment funds is evolving, and changes in the regulation of private investment funds may adversely affect the value of investments held by the Fund and the ability of the Fund to effectively employ its investment strategies. Increased scrutiny and potential legislation applicable to private investment funds and their sponsors may also impose significant administrative burdens on Vista and may divert time and attention from portfolio management activities. In addition to, and in particular in light of, the changing global regulatory climate, the Manager, the General Partner and/or the Fund may be required to register under certain foreign laws and regulations, and need to engage distributors or other agents in certain non-U.S. jurisdictions in order to market interests to potential investors. The effect of any future regulatory change(s) on the Fund could be substantial and adverse. In addition, the securities and futures markets are subject to comprehensive statutes, regulations and margin requirements. The SEC, other regulators and self-regulatory organizations and exchanges are authorized to take extraordinary actions in the event of market emergencies. The regulation of derivatives transactions and funds that engage in such transactions is an evolving area of law and is subject to modification by government and judicial action.

In addition to the risks regarding regulatory approvals, it should be noted that government counterparties or agencies may have rights and remedies under applicable law in addition to any contractual rights they may have. A Portfolio Company or project also could be materially and adversely affected as a result of statutory or regulatory changes or judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements on such company. Governments have considerable discretion in implementing regulations, including, for example, the possible imposition or increase of taxes on income earned by a Portfolio Company or gains recognized by the Fund on its investment in such Portfolio Company, that could impact a Portfolio Company’s business as well as the Fund’s return on investment with respect to such Portfolio Company. Portfolio Companies will be subject to the antitrust and competition rules that apply in those countries or regions in which they do business. Failure to comply with those rules could expose the infringing company to sanctions or penalties including fines and civil damage actions. In some situations, private equity sponsors could be held jointly and severally liable for any sanctions or penalties imposed on a current or previously-owned portfolio company for breach of the applicable antitrust rules. In recent years, there have been governmental investigations and lawsuits over whether certain club deals or consortium bids constituted an illegal attempt to collude and drive down the prices of acquisitions. Consortium bids are deals in which two or more unaffiliated entities either provide equity financing or divide the target business being acquired. These transactions can range in size from the large private equity club deals in which the target remains intact to much smaller deals in which a target is broken up and sold to multiple strategic buyers. Private equity firms that engage in potentially anti-competitive practices in an otherwise permissible and lawful club deal could be liable for monetary damages to former shareholders of target companies and be subject to U.S. Department of Justice investigation and civil and criminal prosecution resulting in fines. There can be no assurance that the Fund will not be subject to third-party litigation and/or investigations involving consortium bids.

In light of the heightened regulatory environment in which Vista operates and the ever-increasing regulations applicable to private investment funds and their investment advisers, it has become increasingly expensive and time-consuming for Vista and its affiliates to comply with such regulatory reporting and compliance-related obligations. Any further increases in the regulations applicable to private investment funds generally or the Fund, the General Partner or the Manager in particular may result in increased expenses associated with the Fund’s activities and additional resources of Vista being devoted to such regulatory reporting and compliance-related obligations, which may reduce overall returns for investors in the Fund or have an adverse effect on the ability of the Fund to effectively achieve its investment objective. Increased reporting, registration and compliance requirements may divert the attention of personnel and the management teams of the General Partner and the Manager, and may furthermore place the Fund at a competitive disadvantage to the extent that Vista is required to disclose sensitive business information.

Additional regulation could also increase the risks of third-party litigation. The transactional nature of the business of the Fund exposes the Fund, the General Partner and the Manager generally to this risk of third-party litigation. Vista and its related affiliates have been subject, historically, to such litigation. Under the Fund LPA, the Fund will generally be responsible for indemnifying the General Partner, the Manager and related parties for costs they may incur with respect to such litigation not covered by insurance.

It is impossible to determine the extent of the impact of any new or amended (or changes in interpretation or enforcement of) laws, regulations, initiatives, or regulatory guidance on the Fund’s business or the markets in which Vista operates. Any new (or changes in interpretation or enforcement of) law, regulation, initiatives or regulatory guidance could negatively impact the Fund and Vista in a number of ways, including but not limited to: increasing Vista’s costs and the cost for the Fund’s investing, borrowing, hedging or operating, increasing the Fund's and/or Vista’s regulatory operating costs, imposing additional burdens on the Fund and/or Vista and potentially requiring the disclosure of sensitive information. New or amended laws, regulations, initiatives or regulatory guidance, or changes in interpretation or enforcement, could make compliance more difficult or more expensive, affect the manner in which the Fund and/or Vista conduct(s)business and divert significant management and operational resources and attention from the Fund and/or Vista’s business. Additionally, any increase in regulatory investigations, examinations or other inquiries could impose additional expenses on the Fund and/or Vista, require the attention of senior management, increase the complexity of managing the Fund and/or Vista’s business, or result in fines, sanctions or reputational damage if Vista, the Fund or any other Vista Entities are deemed to have violated any law or regulations.

Enhanced scrutiny and potential new regulation of the private equity industry may raise costs, divert resources and reduce Fund returns.

The Fund’s ability to achieve its investment objectives, as well as the ability of Vista to conduct its operations, is based on laws and regulations, which are subject to change through legislative, judicial, or administrative action and could be adversely affected by future legislative, judicial, or administrative action.

There continues to be significant discussion regarding enhanced governmental scrutiny and increased regulation of the private investment fund and financial services industries. In the aftermath of the global financial crisis in 2008, there have been unprecedented legislative and regulatory actions taken by numerous governments and their agencies. This enhanced oversight and regulation, and the need for additional rulemaking by various governmental bodies, has created uncertainty in the financial markets, including the private fund industry. Many of the regulators to which the Fund, the General Partner, Vista, or their respective affiliates are expected to be subject globally, including governmental agencies and self-regulatory organizations, are empowered to conduct investigations and administrative proceedings that can result in fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of applicable licenses or members. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against any of the Fund, the General Partner, Vista or their respective affiliates were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm the Fund, the General Partner, Vista or their respective affiliates’ reputations, which may adversely affect the Fund’s investment performance by hindering its ability to obtain favorable financing or consummate a potentially profitable investment. In light of the heightened regulatory environment in which Vista operates and the ever-increasing regulations applicable to private investment funds and their investment advisers, it has become increasingly expensive and time-consuming for Vista and its affiliates to comply with such regulatory reporting and compliance-related obligations. Any further increases in the regulations applicable to private investment funds generally or the Fund, the General Partner or Vista in particular may result in increased expenses associated with the Fund’s activities and additional resources of Vista being devoted to such regulatory reporting and compliance-related obligations, which may reduce overall returns for investors in the Fund or have an adverse effect on the ability of the Fund to effectively achieve its investment objectives. Increased reporting, registration and compliance requirements may divert the attention of personnel and the management teams of the General Partner and may furthermore place the Fund at a competitive disadvantage to the extent that Vista is required to disclose sensitive business information.

Additionally, the SEC has proposed and/or can be expected to propose rules that will significantly impact the business of Vista and the Fund. Such current and future rulemaking is expected to materially impact Vista and its affiliates, the Fund and/or its investments.

In addition, the Fund is expected to bear significant increased costs as a result of such enacted and proposed rules, including costs related to investor reporting and disclosures. Significant time and resources are expected to be required to comply with the new regulations, which potentially will detract from the time and resources dedicated to the Fund. Certain rules are or may become subject to legal challenge from private fund industry groups and others, and to the extent such legal challenges are successful, investors will not be afforded some or all of the protections provided by these rules.

In addition, the SEC has recently indicated an intention to focus on making alternative investments more available to retail investors. As an example, the President’s 2025 executive order to the U.S. Department of Labor to provide 401(k) plan fiduciaries with greater protection against litigation when offering investment options that include alternative assets (the “Executive Order”) supports the SEC’s enhanced focus and efforts to democratize access to the “alternative asset” class. The Executive Order considers “alternative assets” to include private market investments, direct and indirect holdings in real estate, digital assets, commodities and infrastructure investments. While the full extent of the anticipated SEC and/or Department of Labor rulemaking or guidance is yet to be determined, any potential changes by the SEC relating to accredited investor and/or qualified purchaser status or disclosure requirements surrounding fees are likely to have an impact on the operations of the Fund, including the types of products offered by Vista and the investor base that Vista targets.

The Fund, the General Partner, the Manager, Vista or any of their affiliates may be subject to SEC examinations and investigations that result in sanctions and adverse publicity.

There can be no assurance that the Fund, the General Partner, the Manager, Vista or any of their affiliates will avoid regulatory examination and possibly enforcement actions in the future. Recent SEC enforcement actions and settlements involving U.S.-based private fund advisers have involved a number of issues, including, among others, failure to update Form ADV to report delivery of audited financial statements and the undisclosed (or insufficient disclosure of) allocation of fees, costs and expenses, including those related to co-investment transactions (i.e., the allocation of deal expenses). Although Vista believes certain practices related to the foregoing and other general practices have been common historically among private fund advisers within the U.S. private funds industry, if the SEC or any other governmental authority, regulatory agency or similar body were to take issue with past or future practices of Vista, then Vista and/or such affiliates may be at risk for regulatory sanction. Even if an investigation or proceeding did not result in a sanction or the sanctions imposed against Vista were small in monetary amount, the Fund, the General Partner, Vista or their respective affiliates may be subject to adverse publicity relating to the investigation, proceeding or imposition of any such sanction. Any such investigations could be costly, distracting and/or time-consuming for Vista management. There is also a risk that regulatory agencies in the United States and beyond will continue to adopt new laws or regulations (including tax laws or regulations), or change existing laws or regulations, or enhance the interpretation or enforcement of existing laws and regulations.

The SEC’s regulatory and examinations priorities under current leadership remain uncertain. If the SEC or any other governmental authority, regulatory agency or similar body were to take issue with past or future practices of the Manager, the General Partner, Vista and/or one or more of their respective affiliates, the Fund may be at risk for regulatory sanction. Even if an investigation or proceeding were not to result in a sanction or if a sanction imposed against the Manager, the General Partner, Vista and/or one or more of their respective affiliates were small in monetary amount, the Fund, the Manager, the General Partner, Vista or their respective affiliates, could be subject to adverse publicity relating to the investigation, proceeding or imposition of any such sanction which can result in a loss of investor confidence for Vista and the Fund.

Compliance with growing cyber security, information security and data protection laws and regulations require substantial time and financial resources which may increase over time.

The Manager, the General Partner, the Fund and/or its Portfolio Companies, and/or each of their affiliates, may be subject to laws and regulations related to privacy, data protection and information security in the jurisdictions in which they do business (collectively, the “Data Protection Legislation”). Compliance with the applicable Data Protection Legislation may require adhering to stringent legal and operational obligations and therefore the dedication of substantial time and financial resources which may increase over time. Compliance with current and future regulations relating to privacy, data protection, information security and data more broadly could materially impact the ability of Vista, the Fund and its Portfolio Companies and/or their respective affiliates and service providers to collect, use, share and/or retain data, including personal data, and thereby adversely impact current and planned business activities.

Monitoring and responding to developments in such laws may increase compliance costs, and a failure to comply with the applicable Data Protection Legislation could result in fines, regulatory investigations, litigation, sanctions or other penalties, other enforcement actions or reputational damage, each of which could have an adverse impact on Vista, the Fund and/or its Portfolio Companies. The GDPR applies to the processing of personal data in the context of the activities of an establishment in the European Economic Area (the “EEA”) and by organizations outside the EEA that offer goods or services to data subjects in the EEA, or that monitor the behavior of data subjects in the EEA. Additionally, the GDPR is retained and transposed into the law of the United Kingdom (the “UK”) (such law, the “UK GDPR”), which applies to the processing of personal data in the context of the activities of an establishment in the UK and by organizations outside the UK that offer goods or services to data subjects in the UK, or that monitor the behavior of data subjects in the UK. Compliance with the applicable Data Protection Legislation may require adhering to stringent legal and operational obligations and therefore the dedication of substantial time and financial resources which may increase over time. Failure to comply with the GDPR could attract regulatory penalties up to the greater of: (i) €20 million (£17.5 million in the case of the UK GDPR); or (ii) 4% of an entire group’s total annual worldwide turnover, as well as the possibility of other enforcement actions (such as suspension of processing activities and audits), and liabilities from third-party claims.

In the United States, federal and state laws and regulations apply to the collection, use, disclosure, protection, and other processing of personal information. For example, the federal Gramm-Leach-Bliley Act of 1999 (“GLBA”) requires financial institutions to protect the privacy and security of non-public personal information. Pursuant to the GLBA, various federal agencies have promulgated regulations imposing obligations on covered financial institutions to provide privacy notices and offer opt-out opportunities for certain types of information disclosures, and requiring such entities to develop, implement and maintain a comprehensive information security program. The SEC’s regulation under the GLBA is known as Regulation S-P. Noncompliance with the GLBA and its implementing regulations could result in significant sanctions, as well as reputational damage. In May 2024, the SEC adopted amendments to Regulation S-P, which became effective starting December 3, 2025. The amendments expand the requirements imposed on covered financial institutions, including by requiring the adoption of an incident response program, requiring covered institutions to provide notice in the event of certain data breaches within a specified time period, imposing additional requirements regarding the engagement and oversight of service providers including obligations to implement written policies and procedures regarding such oversight, each of which can be expected to increase associated compliance costs and may present operational challenges to the Manager, the General Partner and/or the Fund.

The United States operations of the Manager, the General Partner, the Fund and/or its Portfolio Companies, and/or each of their affiliates, in particular will be impacted by the growing number of state comprehensive privacy and data protection laws, where such laws focus on privacy as an individual right in general. For example, California passed the California Consumer Privacy Act of 2018, as amended (the “CCPA”), which took effect on January 1, 2020. The CCPA generally applies to businesses that collect personal information about California consumers and meet certain thresholds with respect to revenue or processing of consumers’ personal information. The CCPA imposes stringent legal and operational obligations on such businesses as well as certain affiliated entities that share common branding. Additionally, California voters passed the California Privacy Rights Act of 2020 (the “CPRA”) to amend and extend the protections of the CCPA, which went into effect on January 1, 2023. The CPRA provides consumers with additional rights with respect to their personal information and established a new state agency focused on enforcement (the CCPA was previously only enforceable by the California Attorney General). Violations of the CCPA (as amended by the CPRA) may result in civil penalties ranging from $2,663 up to $7,988 per violation, and the CCPA (as amended by the CPRA) also provides consumers with a private right of action for certain data breaches.

Following California, nineteen states have passed laws similar to the CCPA imposing requirements relating to the collection, use, disclosure and other processing of consumers’ personal data, which have come into effect, or are coming into effect in 2026. Such laws and regulations vary from jurisdiction to jurisdiction, thus increasing costs, operational and legal burdens, and the potential for significant liability on regulated entities. Compliance with U.S. state privacy laws could impose significant costs, potential liabilities and operational and legal obligations.

Electronic delivery of certain documents, which Unitholders will consent to pursuant to the Fund LPA, may involve risks such as slow downloading times, system outages, and potential security issues.

Pursuant to the Fund LPA, each Unitholder will consent to electronic delivery (including email or posting on the Fund’s intranet website or other internet service of (i) any notices or communications required or contemplated to be delivered to the Unitholder by the General Partner, pursuant to applicable law or regulation, at the option of the person making such delivery and (ii) any notices, requests, demands or consents or other communications and any financial statements, reports, schedules, certificates or opinions required to be provided to the Unitholders pursuant to the Fund LPA or under any other agreement that may be applicable to a Unitholder’s investment in the Fund. There are certain risks (e.g., slow downloading time and system outages) associated with electronic delivery. Moreover, the General Partner cannot provide any assurance that these communication methods are secure and will not be responsible for any computer viruses, problems or malfunctions resulting from any computer viruses or related problems that may be associated with the use of an internet-based system.

The future success of portfolio companies may be affected by laws and regulations governing the use of Internet as commercial medium.

The future success of many, if not all, portfolio companies, will depend upon the continued use of the internet as a primary medium for commerce, communication and business services. Changes in laws and regulations, including recent developments in case law (including for example, the Supreme Court of the United States decision in South Dakota v. Wayfair, Inc., 138 S. Ct. 2080 (2018)) related to the internet or changes in the infrastructure of the internet itself may diminish the demand for portfolio companies’ products, including software solutions. U.S. federal, U.S. state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws and regulations affecting the use of the internet as a commercial medium. Portfolio Companies may be required to modify their products in compliance with or in response to such changes in laws and regulations. Also, domestic and foreign government bodies and agencies and private organizations may begin to impose taxes, fees or other charges for accessing the Internet or for the commerce conducted via the internet. Such charges and regimes could limit the growth of internet-related commerce or communications generally, reduce demand for Internet-based products and business services.

Portfolio Companies may be subject to export and import controls and face competitive constraints or liability.

Portfolio Companies may be subject to U.S. and other jurisdictions’ export controls, including for software and for incorporating encryption technology into any customer service platforms enabled through mobile applications. Such products incorporating encryption technology may only be exported with the required export authorizations, including by license, a license exception or other appropriate government authorizations. Also, various countries regulate the import of certain encryption technology, including through import permitting and licensing requirements, and have enacted laws that could limit the ability of companies to offer or distribute their products. Further, U.S. and other jurisdictions’ export control laws and economic sanctions prohibit or restrict the shipment of certain products and services to countries, governments and persons targeted by economic sanctions or trade controls. Such governmental export and import controls could negatively impact Vista and the Fund by impairing the abilities of Portfolio Companies to compete in international markets or subject them to liability for violations, including possible civil and criminal penalties and repercussions.

Portfolio Companies may face intellectual property challenges, particularly in markets with weaker legal protection, and be subject to revenue loss or competitive disadvantages.

Many target portfolio companies rely on a combination of patent, copyright, trademark and trade secret protection and non-disclosure agreements to establish and protect proprietary rights. There can be no assurance that the Fund or a Portfolio Company will be able to protect these rights or will have the financial resources to do so, or that competitors will not develop technologies substantially equivalent or superior to a company’s technologies. While piracy adversely affects Portfolio Company revenue, the impact on revenue from outside the U.S. is significant, particularly in countries where laws are less protective of intellectual property rights. The absence of harmonized patent laws makes it more difficult to ensure consistent respect for patent rights. Reductions in the legal protection for software intellectual property rights could adversely affect Portfolio Companies.

Many of the Portfolio Companies depend heavily on intellectual property rights, including patents, both in the U.S. and in other countries. The ability to effectively enforce patent, trademark and other intellectual property laws will affect the value of many of these Portfolio Companies. Patent disputes are frequent and can preclude commercialization of products, and patent litigation is costly and could subject a Portfolio Company to significant liabilities to third parties. The presence of patents or other proprietary rights belonging to other parties could lead to the termination of the research and development of a particular product of a Portfolio Company or one of its significant customers or counterparties.

In addition, the patent positions in many countries are highly uncertain and involve complex legal, scientific and factual questions. There is no consistent policy regarding the permissible breadth of coverage of claims allowed in product patents. In addition to monetary damages, in some jurisdictions, plaintiffs can seek injunctive relief that could limit or prevent importing, marketing and selling products that have infringing technologies. In some countries, an injunction can be issued before the parties have fully litigated the validity of the underlying patents. The loss of patent protection or other market exclusivity (including in connection with the proliferation of AI Technologies) can open products to competition from generic substitutes that are typically priced significantly lower than the original products, which can have an adverse effect on the value of the product and the Portfolio Company.

The constant change in the technology and software industries, increased user-generated content, the extensive patent coverage of existing technologies and software, and the rapid rate of issuance of new patents could cause the number of these claims to grow. Additionally, Portfolio Companies may currently or in the future use “open source” software in their products. Such open source software is generally licensed by its authors or other third parties under open source licenses. Licensing authors or third parties could allege that a Portfolio Company has not complied with the conditions of one or more of these licenses. To resolve these and other intellectual property infringement claims, the Portfolio Companies (or an affiliate of the foregoing) could enter into royalty and licensing agreements on terms that are less favorable than currently available, stop selling or redesign affected products, or pay damages to satisfy indemnification commitments with customers. The Portfolio Company could also be unable to obtain all licenses required for the success of its business, which could have a material adverse effect on its value. Any one or more of these outcomes could cause operating margins to decline. As a result, the Portfolio Companies could be subject to significant losses that could materially affect the Fund’s returns.

The Fund or Portfolio Companies may incur costs related to third-party intellectual property infringement claims.

The Fund (or an affiliate thereof) or a Portfolio Company may receive notices from others claiming the Fund (or an affiliate thereof) or such Portfolio Company has infringed their intellectual property rights. The number of these claims may grow because of constant technological change in the software industry (including with respect to the proliferation of AI Technologies), increased user-generated content, the extensive patent coverage of existing technologies, and the rapid rate of issuance of new patents. Additionally, portfolio companies may use “open source” software in their products or may use such software in the future. Such open-source software is generally licensed by its authors or other third parties under open-source licenses. Licensing authors or third parties may allege that a Portfolio Company has not complied with the conditions of one or more of these licenses. To resolve these and other intellectual property infringement claims, the Fund and/or Portfolio Companies may enter into royalty and licensing agreements on terms that are less favorable than currently available, stop selling or redesign affected products, or pay damages to satisfy indemnification commitments with customers. These outcomes may cause operating margins to decline. In addition to money damages, in some jurisdictions plaintiffs can seek injunctive relief that may limit or prevent importing, marketing and selling products that have infringing technologies. In some countries, such as Germany, an injunction can be issued before the parties have fully litigated the validity of the underlying patents.

Portfolio Companies’ success depend on trade secret protection.

The development and protection of source code is critical to many businesses in the technology industry. If an unauthorized disclosure of a significant portion of a Portfolio Company’s source code occurs, such Portfolio Company could potentially lose future trade secret protection for such source code. The loss of trade secret protection could make it easier for others to compete with such Portfolio Company’s products by copying their functionality, which could adversely affect such Portfolio Company’s revenue and operating margins. Unauthorized disclosure of source code could also increase security risks (e.g., viruses, worms, and other malicious software programs that attack a Portfolio Company’s products and services). Costs for remediating the unauthorized disclosure of source code and other cyber-security breaches potentially include those related to increased protection, reputational damage, loss of market share, liability for stolen assets or information and repairs to damaged systems. Remediation costs could also include incentives offered to maintain a Portfolio Company’s business and/or customer relationships following a security breach.

The Fund’s investments may be subject to foreign governments’ investment restrictions.

Foreign investment in securities of companies in certain non-U.S. countries in which the Fund may invest is restricted or controlled to varying degrees. These restrictions or controls may at times limit or preclude foreign investment above certain ownership levels or in certain sectors of such country’s economy and increase the costs and expenses of the Fund. While regulation of foreign investment has generally liberalized in recent years throughout much of the world, there can be no assurance that more restrictive regulations will not be adopted in the future. Such non-U.S. countries may require governmental approval for the repatriation of investment income, capital or the proceeds of sales by foreign investors and foreign currency. The Fund could be adversely affected by delays in, or a refusal to grant, any required governmental approval for repatriation of capital interests and dividends paid on securities held by the Fund, and income on such securities or gains from the disposition of such securities may be subject to withholding taxes imposed by certain countries where the Fund invests or in other jurisdictions.

Registration with the CFTC or change in the Fund’s operations necessary to rely on exemptions from registration may impair the Fund’s ability to meet its investment objectives and manage risks.

Registration with the CFTC as a “commodity pool operator” or as a “commodity trading advisor” or any change in the Fund’s operations necessary to maintain the General Partner’s ability to rely upon the exemptions from registration could adversely affect the Fund’s ability to implement its investment program, conduct its operations and/or achieve its objectives and subject the Fund to certain additional costs, expenses and administrative burdens. Furthermore, any determination by the General Partner to cease or to limit investing in interests which may be treated as “commodity interests” in order to comply with the regulations of the CFTC may have a material adverse effect on the Fund’s ability to implement its investment objectives and to hedge risks associated with its operations.

The CFTC’s position limits may require Portfolio Companies to use costlier hedging methods or potentially be exposed to price volatility.

Under the CFTC rules on position limits with respect to futures, swaps and certain other contracts on or linked to certain physical commodities, the positions in such contracts held by all Portfolio Companies in which the Fund owns a 10% or more equity interest may be aggregated in applying such position limits if certain trading information barrier and other requirements are not met. Position limits will not apply with respect to such positions held by a Portfolio Company that are bona fide hedging transactions defined under the CFTC rules. However, the definition of bona fide hedging transaction for this purpose is very narrow and, therefore, all or some of such positions held by portfolio companies for hedging reasons may not be treated as bona fide hedging transactions for purposes of the position limit calculation. In the event that the aggregate positions in a particular physical commodity were to exceed the level prescribed under the CFTC rules, one or more Portfolio Companies holding the relevant positions may be required to use other contracts or instruments for hedging purposes and such other contracts or instruments may be less efficient or more costly than the relevant futures or swap contracts. It is also possible that one or more such Portfolio Companies may not be able to hedge the relevant price volatility and other risk arising from the relevant physical commodity at all and may accordingly be exposed to such risk in its business operation.

Vista, the General Partner, any of their employees or affiliates or any service provider’s failure to comply with U.S. state pay-to-play laws, regulations and policies may have an adverse effect on the Fund.

A number of U.S. states and municipal pension plans have adopted so-called “pay-to-play” laws, regulations or policies which prohibit, restrict or require disclosure of payments to (and/or certain contacts with) state officials by individuals and entities seeking to do business with such state entities, including those seeking investments by public retirement funds. The SEC has adopted a rule that, among other things, prohibits an investment adviser from providing advisory services for compensation to a government client for two years after the adviser or certain of its executives or employees makes a contribution to certain elected officials or candidates. If Vista, the General Partner, any of their employees or affiliates or any service provider acting on their behalf, fails to comply with such laws, regulations or policies, such non-compliance could have an adverse effect on the Fund.

The Fund, Vista and any of its affiliates are subject to the FCPA and other anti-corruption and anti-bribery laws, which can result in significant civil and criminal penalties and may prevent certain investments.

Vista and the Fund are committed to complying with all aspects of the U.S. Foreign Corrupt Practices Act (“FCPA”), the UK Bribery Act (“UKBA”) and other anti-corruption and anti-bribery laws and regulations, as well as anti-boycott regulations administered and enforced by the U.S. Department of Commerce and the IRS, to which they are subject. As a result, the Fund may be adversely affected or miss out on opportunities because of the Fund’s or Vista’s unwillingness to participate in transactions that potentially violate such laws and regulations. Such laws and regulations may make it difficult in certain circumstances for the Fund to act successfully on investment opportunities and for Portfolio Companies to obtain or retain business.

The FCPA is intended to prohibit bribery of foreign governments and their officials and political parties and requires public companies in the United States to keep books and records that accurately and fairly reflect those companies’ transactions. The U.S. Department of Justice and the SEC have in the past devoted significant resources to enforcement of the FCPA, including with regard to private equity firms and their compliance with the FCPA. The UK government passed into law the UKBA in 2010. The UKBA criminalizes both the bribery of foreign public officials and commercial bribery. The UKBA also makes provision for a strict liability corporate offense of failing to prevent bribery committed by employees or third parties associated with a company. The corporate offense applies to any organization which carries on business or part of a business in the UK. The corporate offense is subject to an affirmative defense which is engaged if a company can show that it had in place adequate procedures to prevent bribery committed on its behalf.

While Vista has developed and implemented policies and procedures reasonably designed to ensure compliance by Vista and its personnel, including third parties engaged by Vista, with the FCPA and the UKBA, such policies and procedures may not be effective in all instances to prevent violations. In addition, in spite of Vista’s policies and procedures, affiliates and portfolio companies, particularly in cases where the Fund or another Vista sponsored fund or vehicle does not control such portfolio company, may engage in activities that could result in FCPA and/or UKBA violations. Any determination that Vista or the Fund has violated the FCPA, the UKBA or other applicable anti-corruption laws or anti-bribery laws could subject it to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and/or a general loss of investor confidence, any one of which could adversely affect Vista’s business prospects and/or financial position, as well as the Fund’s ability to achieve its investment objective and/or conduct its operations. Moreover, any determination that a portfolio company has violated the FCPA, the UKBA or other applicable anti-corruption laws or anti-bribery laws could adversely affect the performance of such company and may result in negative publicity and loss of investor confidence for Vista and the Fund.

The Fund, the General Partner and Vista shall have no liability whatsoever for any liabilities, costs, expenses, damages and/or losses (including but not limited to any direct, indirect or consequential losses, loss of profit, loss of revenue, loss of reputation and all interest, penalties and legal costs and all other professional costs and expenses) incurred by any subscriber as a result of actions taken as deemed necessary by the Fund, the General Partner or Vista for compliance with anti-corruption and anti-bribery laws and regulations or compliance with anti-boycott laws and regulations.

The Fund must comply with applicable anti-money laundering and anti-terrorism regulations, including verifying investors’ identities and sources of funds, and may reject subscriptions, or redeem or repurchase interests if required information is not provided. Compliance with evolving regulations may impose additional costs and administrative burdens.

In order to ensure compliance with applicable laws and regulations aimed at the prevention of money laundering and the countering of terrorist and proliferation financing the Fund has adopted and maintains procedures, and may require prospective investors (i.e., a subscriber for or a transferee of interests in the Fund) to provide evidence to verify their identity, the identity of their beneficial owners/controllers (where applicable) and source of funds and provide evidence that they maintain appropriate anti-money laundering policies and procedures. Where permitted, and subject to certain conditions, the General Partner may rely upon a suitable person for the maintenance of its anti-money laundering procedures (including the acquisition of due diligence information) or otherwise delegate the maintenance of such procedures to a suitable person (the “Relevant AML Person”).

Accordingly, the General Partner, or the Relevant AML Person on the General Partner’s behalf, reserve the right to request such information as considered necessary to verify the identity of a prospective investor (i.e., a subscriber for or a transferee of interests in the Fund), the identity of their beneficial owners/controllers (where applicable), and their source of subscription funds. Where the circumstances permit, the General Partner, or the Relevant AML Person on the General Partner’s behalf, may be satisfied that full due diligence may not be required at subscription where an applicable legal exemption applies under applicable law. However, in such circumstances, the General Partner, or the Relevant AML Person on the General Partner’s behalf, may require detailed verification information prior to the payment of any proceeds in respect of, or any transfer of, an interest in the Fund.

The General Partner, or the Relevant AML Person on the General Partner’s behalf, may refuse to accept any subscription application, or if the application has already occurred, may suspend, redeem or repurchase the interest, if a prospective investor delays in producing or fails to produce any information required by the General Partner or the Relevant AML Person on the General Partner’s behalf for the purpose of verification and, in that event, to the fullest extent permitted by applicable law, the General Partner intends to return, without interest, any funds received by it to the account from which the funds were originally debited. Vista and the Fund could be or become subject to certain anti-money laundering and customer identification regulations promulgated pursuant to applicable anti-money laundering laws and regulations. Vista and the Fund will take such steps as they deem reasonably necessary to comply with any such applicable anti-money laundering regulations, as well as anti-money laundering regulations and policies of financial institutions, service providers or others providing financing or other services to Vista and the Fund. Such steps could include obtaining additional information with respect to the identity of investors and their beneficial owners, if any, and the source of an investor’s funds. Vista or the Fund could from time to time be obligated to file reports with regulatory authorities in various jurisdictions with regard to, among other things, the identity of the Fund’s Unitholders. Additionally, FinCEN administers and enforces the Corporate Transparency Act, an anti- money laundering / combating the financing of terrorism (“AML/CFT”) law that requires certain entities formed outside the U.S. and registered to do business in a U.S. state to disclose beneficial ownership information and has proposed other rules which, if and when they go into effect, may impose additional AML/CFT obligations. The Fund may be required to incur professional fees and costs in order to come into compliance with new or newly-applicable anti-money laundering laws and regulations in the future, including a pending FinCEN final rule, whose implementation has been postponed to January 1, 2028, and which will, as currently drafted, include certain investment advisers in the definition of “financial institution” under the Bank Secrecy Act (“BSA”), and impose certain AML/CFT programs requirements on such investment advisers.

The General Partner, or the Relevant AML Person on the General Partner’s behalf, may engage in marketing activities in jurisdictions that present heightened risks relating to AML/CFT. As a result, the Fund may incur increased compliance costs and administrative burdens and may be required to delay, reject, or unwind subscriptions where satisfactory due diligence cannot be completed. The General Partner reserves the right to cease marketing relating to the Fund in jurisdictions it deems to pose elevated AML/CFT risk.

Economic sanctions and related laws may restrict the Fund’s activities, delay investments or cause legal, financial and reputational harm.

The Fund is subject to laws that restrict it from dealing with certain entities, individuals, organizations, industry sectors, securities and/or governments which are subject to applicable sanctions regimes. Enforcement of economic and trade sanctions laws in the U.S., UK, EU, and other countries is increasing, and the failure by Vista, the Fund, the General Partner, or Portfolio Companies to comply with U.S., UK, EU, or other relevant economic sanctions could have serious legal and reputational consequences. Sanctions and related laws of different jurisdictions in which the Fund makes investments could also conflict with one another, such that compliance with all applicable laws would be difficult or impossible. In addition, sanctions restrictions may prevent or delay consummation of an investment based on the need for enhanced due diligence or additional measures to mitigate sanctions risks, which may include causing the investment or prospective Portfolio Company to terminate business that may violate sanctions that will become applicable to the Portfolio Company because of its affiliation with the Fund. Changes in applicable sanctions in the future may cause the Fund or a Portfolio Company to terminate or wind-up certain business activities, including on terms that may be economically unfavorable to the Fund or such Portfolio Company.

The Fund requires that each prospective Unitholder represent and warrant, on a continuing basis, that it is not, and that to the best of its knowledge or belief its beneficial owners, controllers, authorized persons or agents (“Related Persons”) (if any) are not; (i) on the List of Specially Designated Nationals and Blocked Persons administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) or any similar list of sanctioned persons maintained by a relevant regulatory and/or government entity, including the U.S. government or pursuant to United Nations, Luxembourg, Cayman Islands, European Union, or United Kingdom regulations, such as lists and/or regulations as they may be amended from time to time; (ii) incorporated, ordinarily resident, or located in a country or territory subject to comprehensive sanctions (including but not limited to, at the time of this Annual Report, the so-called Luhansk People’s Republic and Donetsk People’s Republic regions of Ukraine, the Crimea, Cuba, Iran, Venezuela and North Korea); or (iii) with whom dealings are restricted, prohibited, or sanctionable pursuant to applicable sanctions, including the sanctions programs administered by OFAC (collectively, a “Sanctions Subject”).

Where a Unitholder or a Related Person is or becomes a Sanctions Subject, the Fund may be required immediately and without notice to such Unitholder to cease any further dealings with the Unitholder and/or the Unitholder’s interest in the Fund until the Unitholder ceases to be a Sanctions Subject, or a license is obtained under applicable law to continue such dealings (a “Sanctioned Persons Event”). In the case of a Sanctioned Persons Event, the General Partner has the sole discretion to determine the resolution, remedy and manner of compliance of the Fund with applicable laws, including without limitation a “freeze” on distributions and/or mandatory redemption or repurchase from the relevant Unitholder and reporting to the relevant authorities. Adverse actions by any such authorities, including temporary or permanent stays or holds on the Fund’s activities, could materially and adversely affect the Fund. However, the Fund, the General Partner and Vista have no liability for any liabilities, costs, expenses, damages and/or losses (including but not limited to any direct, indirect or consequential losses, loss of profit, loss of revenue, loss of reputation and all interest, penalties and legal costs and all other professional costs and expenses) incurred by any subscriber as a result of a Sanctioned Persons Event. See also “—Risks Related to an Investment in the Units—The General Partner may require Unitholders to have their Units repurchased at any time in its sole discretion.”

The Fund may directly or indirectly engage in marketing or distribution activities in jurisdictions that pose heightened sanctions-related risks. While such marketing may be legally permitted, it increases the risk that the Fund could inadvertently engage with a Sanctions Subject or facilitate a transaction that constitutes a Sanctioned Persons Event. The consequences of such a scenario may include the Fund being required to freeze or block the dealings, withhold distributions, or notify governmental authorities. As a result, the Fund could also face reputational damage, regulatory inquiries, or enforcement action. The General Partner may, in its sole discretion, cease direct and/or indirect marketing or distribution efforts in any jurisdiction where it determines that the sanctions or compliance risks are unacceptably high.

In addition, should any investment made on behalf of the Fund subsequently become the subject of applicable sanctions, the Fund may immediately and without notice to Unitholders cease any further dealings with that investment until the applicable sanctions are lifted or a license is obtained under applicable law to continue such dealings.

Co-investments with third-parties may reduce the Fund’s control and introduce partner-related risks.

The Fund may co-invest with third parties, thereby acquiring non-controlling interests in certain portfolio companies. The Fund may not have control over these companies and, therefore, may have a limited ability to protect its position therein. Such Investments may involve risks not present in portfolio investments where a third-party is not involved, including the possibility that a third-party partner or co-investor may have financial difficulties resulting in a negative impact on such portfolio investment, may have economic or business interests or goals which are inconsistent with those of the Fund, may cause the investment to be reviewable by CFIUS or another U.S. or other national security investment clearance regulator, or may be in a position to take action contrary to the Fund’s investment objectives or narrow the array of potential exit strategies for the Fund. In addition, the Fund may in certain circumstances be liable for the actions of its third-party partners or co-investors. In those circumstances where such third parties involve a management group, such third parties generally receive compensation arrangements relating to such investments, including incentive compensation arrangements.

Changes in legal, tax and regulatory environment may increase costs or impose restrictions on investments.

Legal, tax and regulatory changes could occur that may adversely affect the Fund, its Portfolio Companies or Unitholders. For example, from time to time the market for private equity transactions has been adversely affected by a decrease in the availability of senior and subordinated financing for transactions, in part in response to regulatory pressures on providers of financing to reduce or eliminate their exposure to such transactions. The Fund may invest in Portfolio Companies that operate in a highly regulated environment and are subject to extensive legal and regulatory restrictions and limitations and to supervision, examination and enforcement by regulatory authorities. There can be no assurance that any such scrutiny, regulation or focus will not have an adverse impact on the Fund’s activities, including the ability of the Fund to effectively and timely address new rules and regulations or otherwise execute its investment strategy or achieve its investment objectives. In particular, the Fund may be required to incur additional costs and expenses in implementing structural changes in the conduct of its business, including to establish greater substance in certain jurisdictions in which it invests or proposes to invest, and the Fund may also become directly or indirectly subject to additional tax liabilities (for example through restrictions on or denial of the deductibility of interest expenses against taxable profits). The foregoing may make it less attractive or impractical to continue to invest in one or more jurisdictions. New and existing regulations and burdens of regulatory compliance may directly impact the business and results of the operations of, or otherwise have a material adverse effect on, portfolio companies that are subject to regulation. Failure to comply with any of these laws, rules and regulations, some of which are subject to interpretation and may be subject to change, could result in a variety of adverse consequences, including civil penalties and fines, which may have material adverse effects. Additionally, foreign investment in securities of companies in certain of the countries in which the Fund may invest is restricted or controlled to varying degrees. These restrictions or controls may at times limit or preclude foreign investment above certain ownership levels or in certain sectors of the country’s economy and increase the costs and expenses of the Fund. While regulation of foreign investment has been liberalized in recent years throughout much of the world, there can be no assurance that more restrictive regulations will not be adopted in the future. Some countries require governmental approval for the repatriation of investment income, capital or the proceeds of sales by foreign investors and foreign currency. The Fund could be adversely affected by delays in, or a refusal to grant, any required governmental approval for repatriation of capital interests and dividends paid on securities held by the Fund, and income on such securities or gains from the disposition of such securities may be subject to withholding taxes imposed by certain countries where the Fund invests or in other jurisdictions. Investors should review the Memorandum for additional information regarding legal, tax and regulatory affairs and related risks.

The Fund’s non-U.S. currency investments are subject to certain currency risks that may adversely affect returns and increase uncertainty.

Although many of the Fund’s investments are expected to be U.S. dollar denominated, the Fund’s investments that are denominated in non-U.S. currencies are subject to the risk that the value of a particular currency will change in relation to one or more other currencies, including the U.S. dollar, the currency in which the books of the Fund are kept and contributions and distributions generally will be made. Consequently, the return realized on any investment by investors whose functional currency is not the currency of the jurisdiction in which the assets are located may be adversely affected by movements in currency exchange rates, costs of conversion and exchange control regulations, in addition to the performance of the investment itself. Among the factors that may affect currency values are trade balances between nations, the level of short-term interest rates, differences in relative value of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. The Fund may incur costs in converting investment proceeds from one currency to another. The General Partner and/or the Manager may, but is under no obligation to, employ hedging techniques to manage exposure, although there can be no assurance that such strategies will be effective (see “—Hedging techniques employed by the Fund may introduce counterparty, regulatory and liquidity risks that could potentially reduce Fund performance in unexpected market conditions.” above). Non-U.S. prospective investors should note that interests in the Fund are denominated in U.S. dollars. Prospective investors subscribing for interests in the Fund in any country in which U.S. dollars are not the local currency should note that changes in value of foreign exchange between the U.S. dollar and such currency may have an adverse effect on the value, price or income of the investment to such prospective investors. There may be foreign exchange regulations applicable to investments in non-U.S. currencies in certain jurisdictions. Each prospective investor should consult with his or her own counsel and advisors as to all legal, tax, financial and related matters concerning an investment in the interests in the Fund.

RISKS RELATED TO THE CURRENT ENVIRONMENT

The Fund’s investment activities are affected by general economic and market conditions beyond Vista’s control.

The private equity industry generally, and the Fund’s investment activities in particular, are affected by general economic and market conditions, as well as a number of other economic factors that are likewise outside of Vista’s control, such as interest rates, availability and spreads of credit, credit defaults, inflation rates, economic uncertainty, changes in tax, currency control and other applicable laws and regulations (including laws and rates relating to the taxation of the investments), trade barriers, general economic and market conditions and activity (such as consumer spending patterns), technological developments (including the proliferation of AI Technologies) and national and international political, environmental and socioeconomic circumstances (including wars, terrorist acts or security operations) and foreign ownership restrictions. Market disruptions in a single country could cause a worsening of conditions on a regional and even global level. General fluctuations in the market prices of securities and interest rates or worsening of general economic and market conditions would likely affect the level and volatility of securities prices and the liquidity of the Fund’s investments, which could impair the Fund’s profitability, result in losses and impact the Unitholders’ investment returns and limit the Fund’s ability to satisfy repurchase requests under the Repurchase Program. Vista’s financial condition may be adversely affected by a significant general economic downturn, and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on Vista’s business and operations and thereby could impact the Fund. A depression, recession, slowdown and/or sustained slowdown in the global economy or one or more regional markets (or any particular segment thereof), a weakening of credit markets (including a perceived increase in counterparty default risk) or an adverse development in prevailing market trends would have a pronounced impact on Vista, the Fund and the Fund’s Portfolio Companies (which would likely be exacerbated by the presence of leverage in a particular Portfolio Company’s capital structure) and could adversely affect their profitability, creditworthiness and ability to effectively consummate and exit investments successfully and on favorable terms, execute on their business plans, satisfy existing obligations, may have an adverse impact on the availability of credit to businesses generally, including impairing the Fund’s ability to realize investments and originate or refinance credit or draw on existing financings and commitments, which in turn may have an adverse impact on the business and operations of the Fund.

Recent volatility in the global financial markets and political systems of certain countries may have adverse spill-over effects into the global financial markets generally and U.S. markets in particular. In addition, there exists material uncertainty in the global banking markets, and there can be no assurance that other banks (including banks with which Vista, the Fund or Portfolio Companies have business relationships) will not suffer adverse effects. Any of the foregoing events could result in substantial or total losses to the Fund in respect of certain investments, which losses will likely be exacerbated by the presence of leverage in a particular Portfolio Company’s capital structure. Vista itself could also be affected by difficult conditions in the capital markets and any overall weakening of the financial services industry in particular or of the U.S. and/or global economies generally.

Volatility in financial markets may disrupt the Fund’s ability to procure financing and adversely affect investment returns.

Declines or volatility in financial markets, including the securities and derivatives markets, would adversely affect the value of the Fund’s investments. A significant market fluctuation often decreases tolerance for counterparty risks, which can negatively impact financial institutions, even causing their failure as occurred in the most recent global economic downturn. The Fund and its Portfolio Companies are expected to regularly seek to obtain new debt and refinance existing debt, including in the liquid debt markets, and significant declines in pricing of debt securities or increases in interest rates, or other disruptions in the credit markets, would make it difficult to carry on normal financing activities, such as obtaining committed debt financing for acquisitions, bridge financings or permanent financings. Tightening of loan underwriting standards, which often occur during market disruptions, can have a negative impact including through reduction of permitted leverage levels and increased requirements for borrower quality. The Fund’s ability to generate attractive investment returns will be adversely affected by any worsening of financing terms and availability.

Broad distress or failure in the financial markets may disrupt the Fund’s operations, delay transactions and result in significant losses.

An investment in the Fund is subject to the risk that one of the banks, brokers, hedging counterparties, lenders or other custodians (each, a “Financial Institution”) of some or all of the Fund’s (or any Portfolio Company’s) assets fails to timely perform its obligations or experiences insolvency, closure, receivership or other financial distress or difficulty, similar to that experienced by Silicon Valley Bank and Signature Bank in March 2023 and First Republic Bank in April 2023 (each, a “Distress Event”). Distress Events can be caused by a variety of factors, including eroding market sentiment, significant withdrawals, fraud, malfeasance, poor performance or accounting irregularities. If a Financial Institution experiences a Distress Event, the General Partner, the Manager, the Fund or one of its Portfolio Companies may not be able to access deposits, borrowing facilities or other services, either permanently or for an extended period of time. Although assets held by regulated Financial Institutions in the United States frequently are insured up to stated balance amounts by organizations such as the Federal Deposit Insurance Corporation (“FDIC”), in the case of banks, and the Securities Investor Protection Corporation, in the case of certain broker-dealers, amounts in excess of the relevant insurance are subject to risk of total loss, and any non-U.S. Financial Institutions that are not subject to similar regimes pose increased risk of loss. While in recent years governmental intervention has at times resulted in additional protections for depositors and counterparties during Distress Events, there can be no assurance that such intervention will occur in a future Distress Event or that any such intervention undertaken will be successful or avoid the risks of loss, substantial delays or negative impact on banking or brokerage conditions or markets.

Any Distress Event has a potentially adverse effect on the ability of the General Partner and the Manager to manage the Fund and its investments, and on the ability of the General Partner, the Manager, the Fund and any Portfolio Company to maintain operations, which in each case could result in significant losses and in unconsummated investment acquisitions and dispositions, including the General Partner and/or the Manager being forced to default under its financing transactions in order to exercise “self-help” actions to mitigate any losses from a Distress Event. Such losses could include: a loss of funds; an obligation to pay fees and expenses in the event the Fund is not able to close a transaction (whether due to the inability to draw capital on a credit line provided by a Financial Institution experiencing a Distress Event, the inability of the Fund to access capital contributions or otherwise); the inability of the Fund to acquire or dispose of investments, or acquire or dispose of such investments at prices that the General Partner believes reflect the fair value of such investments; and the inability of Portfolio Companies to make payroll, fulfill obligations or maintain operations. If a Distress Event leads to a loss of access to the General Partner’s, the Manager’s, the Fund’s or one of its Portfolio Company’s deposits, borrowing facilities or other services, such loss may constrain the General Partner’s, the Manager’s or the Fund’s, as applicable, ability to support its Portfolio Companies and have an overall negative impact on the Fund’s internal rate of return. It is also possible that the Fund or a Portfolio Company will incur additional expenses or delays in putting in place alternative arrangements or that such alternative arrangements will be less favorable than those formerly in place (with respect to economic terms, service levels, access to capital, or otherwise) in a case of loss of access to services or otherwise during a Distress Event. Although the General Partner and/or the Manager expect to exercise contractual remedies under agreements with Financial Institutions in the event of a Distress Event, there can be no assurance that such remedies will be successful or avoid losses or delays. The Fund and its Portfolio Companies are subject to similar risks if a Financial Institution utilized by investors in the Fund or by suppliers, vendors, service providers or other counterparties of the Fund or a Portfolio Company becomes subject to a Distress Event, which could have a material adverse effect on the Fund.

Many Financial Institutions require, as a condition to using their services (including lending services) or otherwise, that the General Partner, the Manager and/or the Fund maintain all or a set amount or percentage of their respective accounts or assets with the Financial Institution, which heightens the risks associated with a Distress Event with respect to such Financial Institutions. To mitigate such risks, the General Partner, the Manager and/or the Fund may incur additional costs in connection with managing a more complex treasury operation designed to maximize FDIC insurance (or similar protections) or be required to agree to less favorable terms for Financial Institution services in order to avoid agreeing to maintain all or a set amount of its respective accounts or assets with the Financial Institution. Although the General Partner and/or the Manager seek to do business with Financial Institutions that they believe are creditworthy and capable of fulfilling their respective obligations to the Fund, the General Partner and/or the Manager are under no obligation to use a minimum number of Financial Institutions with respect to the Fund or to maintain account balances at or below the relevant insured amounts.

Additionally, there can be no assurances that the Fund or its Portfolio Companies will establish and maintain banking relationships with multiple financial institutions, and the Fund and its Portfolio Companies are expected to be subject to contractual obligations to maintain all or a portion of their respective assets (including deposits) with a particular bank (including, without limitation, in connection with a credit facility or other financing transaction).

Moreover, the Advisers Act custody rule generally prohibits the Sponsor from transferring investor funds to an account of the Sponsor or its related persons. Circumstances could arise where a bank shows signs of distress or impairment and Vista, the Fund and/or its Portfolio Companies would need to decide between (i) moving assets to another bank in breach of such contractual obligations or to an account of the Sponsor or its related persons in potential violation of the Advisers Act custody rule (thereby exposing the Fund or Portfolio Companies to breach of contract liability and/or regulatory risk), on the one hand and (ii) honoring the contractual obligations and adhering to the Advisers Act custody rule but running the risk of losing the assets, on the other hand. Either decision could have a material adverse effect on the Fund or its Portfolio Entities.

The Fund and Portfolio Companies may be materially and adversely affected by inflation and governmental efforts to address it.

Inflation in the U.S. remains above targeted levels and, despite recent interest rate cuts by the Federal Reserve, interest rates remain high generally. Other developed economies are similarly experiencing, or have experienced in recent years, higher-than-normal inflation rates. It remains uncertain whether substantial inflation in the U.S. and other developed economies will be sustained over an extended period of time and how significantly it will impact the U.S. or other economies. Inflation and rapid fluctuations in inflation rates have had in the past, and could in the future have, negative effects on economies and financial markets, particularly in emerging economies. For example, if a Portfolio Company is unable to increase its revenue in times of higher inflation, its profitability will likely be adversely affected, including, without limitation, as a result of increased operating costs. Portfolio Companies could have revenues linked to some extent to inflation, including, without limitation, by government regulations and contractual arrangements. Nevertheless, as inflation rises, even if a Portfolio Company earns more revenue, it will typically also incur higher expenses. Furthermore, as inflation declines, it is possible that a Portfolio Company will not be able to reduce expenses commensurate with any resulting reduction in revenue. Additionally, wages and prices of inputs increase during periods of inflation, which can negatively impact returns on investments.

Past governmental efforts to curb inflation have also involved more drastic economic measures that have had a materially adverse effect on the level of economic activity in the countries where such measures were employed, and similar governmental efforts could be taken in the future to curb inflation and could have similar effects. There can be no assurance that inflation will not become a more serious problem in the future and have a material adverse impact on the Fund’s returns.

Results from U.S. elections and related changes in legal, tax and regulatory regimes may have a material adverse impact on the Fund and its investments.

Changes in U.S. administration, coupled with a change in a political party’s control of the Senate and/or the House of Representatives, could lead to new legislative and regulatory initiatives or the roll-back of initiatives of a previous administration and may create significant uncertainty with respect to the legal, tax and regulatory regime in which the Fund, as well as Vista and its affiliates, will operate. Changes in the composition of the U.S. government following an election may result in a number of changes to U.S. and non-U.S. fiscal tax, trade and other policies, as well as the global financial markets generally. Any significant changes in, among other things, economic policy, trade, import and export regulations, the regulation of the asset management industry, tax law, immigration policy, data management, cybersecurity and privacy, climate policies and energy regulations, and/or government entitlement programs could have a material adverse impact on the Fund and its investments.

Global trade disruption, introductions of trade barriers and trade frictions may adversely affect the Fund and its investments.

Political leaders in the U.S. and certain European nations have in the past been elected on protectionist platforms, fueling doubts about the future of global free trade. The U.S. government has recently indicated its intent to alter, or has altered, its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries and has made proposals and taken action related thereto. For example, the U.S. government has imposed, and it is possible in the future that it will further increase, tariffs on certain foreign goods, including from China and other jurisdictions, such as steel and aluminum, and the current U.S. administration has imposed and has indicated its intention to impose tariffs on imports of certain products into the United States, including those from Canada and Mexico. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products.

There is ongoing uncertainty regarding the actions that will be taken under the current U.S. administration with respect to U.S. trade policy, including with respect to China, and while the Sponsor and the Fund intend to fully comply with applicable laws, rapid changes in such laws and/or uncertain interpretation and implementation thereof could affect the Fund’s capability to comply in a timely manner.

In February 2026, the U.S. Supreme Court ruled that many of the tariffs recently imposed by the U.S. government exceeded its authority, thereby invalidating many, but not all, of such tariffs. Subsequent to the U.S. Supreme Court’s ruling, the U.S. presidential administration raised potential alternative means through which the administration could continue to impose tariffs.

New trade policy could also create a legal burden for and negatively impact the Fund and its investments, including by increasing costs and requiring the Fund to exit certain investments. Further governmental actions related to the imposition of tariffs or other trade barriers or changes to international trade agreements or policies could further increase costs, decrease margins, reduce value of the Fund’s investments and adversely affect the income of Portfolio Companies that rely on the business of importing and exporting goods into/from the United States.

The current U.S. administration has further signaled its intention to implement significant changes to the size of the federal government and to various other government policies. The potential downsizing of the federal government workforce and shutting down or defunding certain government agencies (or offices thereof), including federal agencies tasked with protecting investors, along with the changes to U.S. trade policy discussed above, could introduce market instability, reduce investor confidence and weaken investor protection. For example, substantial reductions in government spending and personnel could negatively impact certain of the Fund’s Portfolio Companies that rely on or benefit from government subsidies or contracts, destabilize the U.S. government contracting market, reduce the income of the Fund’s assets and impede Vista’s and the Fund’s ability to achieve expected returns. Moreover, the current U.S. administration’s signaled changes to government policy with respect to tax, immigration, labor, infrastructure, energy, the environment, education, business regulations (including U.S. anti-corruption policies), international relations and international economic development could create uncertainty and volatility for the Fund and its Portfolio Companies. In light of these developments, there can be no assurances that political and regulatory conditions will not worsen and/or adversely affect the Fund, its Portfolio Companies, or their respective financial performance.

Changing expectations and increasing scrutiny regarding sustainability may negatively impact the Fund’s financial returns and reputation.

Vista maintains a sustainable investment policy (the “Sustainable Investment Policy”) and seeks to integrate certain material considerations into its pre-investment process in accordance with the Sustainable Investment Policy and subject to its fiduciary duty and any applicable legal, regulatory or contractual requirements. While sustainability is only one of the many factors Vista will consider in making an investment, there is no guarantee that Vista will successfully implement its Sustainable Investment Policy while enhancing long-term shareholder value and achieving financial returns. To the extent that Vista engages with companies on sustainability-related practices and potential enhancements thereto, such engagements may not improve the performance of the investment, or the market or society may not view any such changes as desirable. Successful engagement efforts on the part of Vista will depend on Vista’s skill in properly identifying and analyzing material sustainability and other factors and their value, and there can be no assurance that the strategy or techniques employed will be successful. The act of selecting and evaluating material sustainability factors is often subjective by nature, and Vista may be subject to competing demands from different investors and other stakeholder groups with divergent views on sustainability-related issues, (including the role of sustainability factors in the investment process). There is no guarantee that the criteria utilized or considered by Vista or any judgment exercised by Vista will reflect the views, internal policies or preferred practices of any particular investor or other asset manager or reflect market practice and trends. Additionally, sustainability factors are only some of the many factors the General Partner and/or the Manager may consider in making an investment, and there is no guarantee that the General Partner and/or the Manager will make investments in companies that create positive sustainability outcomes or that consideration of sustainability factors will enhance long-term value and financial returns for the Fund. Although Vista views the integration of sustainability factors to be an opportunity to potentially enhance or protect the performance of its investments over the long-term, Vista cannot guarantee that its sustainability program will positively impact the performance of any individual investment or the Fund. For the avoidance of doubt, however, Vista does not intend to subordinate the Fund’s investment returns or increase the Fund’s investment risks as a result of (or in connection with) the consideration of any sustainability factors, but rather to integrate sustainability factors into the investment process and operating practices where such efforts can contribute to value creation.

The materiality of sustainability factors depends on many factors, including the relevant industry, location, asset class, and investment strategy. Sustainability factors, issues and considerations are not relevant in every instance and will vary greatly based on numerous criteria, including, but not limited to, location, industry, investment strategy and investment-specific characteristics. In evaluating an investment, Vista often depends upon information and data provided by a number of sources, including the relevant investments and/or various reporting sources, which could be incomplete or inaccurate, and which could cause Vista to incorrectly identify, prioritize, assess or analyze the investment’s sustainability practices and/or related risks and opportunities. Vista does not intend to independently verify all sustainability information reported by investments or third parties of the Fund, and may decide in its discretion not to utilize, report on, or consider certain information provided by such investments. Sustainability-related practices differ by region, industry and issue, as well as the interpretations of their scope and materiality, and are evolving rapidly, and thus Vista’s approach may not align with the approach used by other asset managers or preferred by prospective investors or with future market trends. A company’s sustainability-related practices or Vista’s assessment of such practices may evolve and change over time. In addition, Vista’s Sustainable Investment Policy and associated procedures and practices are expected to change over time. Further, Vista may determine in its discretion that it is not feasible or practical to implement or complete certain of its sustainability initiatives (either with respect to certain portfolio companies or in general) based on cost, timing or other considerations determined in their sole discretion. It is also possible that market dynamics or other factors will make it impractical, inadvisable, or impossible for the General Partner and/or the Manager to adhere to all elements of the Fund’s investment strategy, including with respect to sustainability risk and opportunity management and impact, whether with respect to one or more individual investments or to the Fund’s portfolio generally. To the extent that Vista or the General Partner provides sustainability reports to investors, such reports will be provided in Vista’s sole discretion. Conversely, evolving investor requirements or expectations, legal requirements and/or emerging risks and opportunities may result in Vista enhancing or modifying its Sustainable Investment Policy and associated procedures and practices.

Further, sustainability integration and sustainability practices as a whole are evolving rapidly and there are different principles, frameworks, methodologies, and tracking tools being implemented by asset managers and Vista’s adoption and adherence thereto is expected to vary over time. For example, Vista’s Sustainable Investment Policy does not represent a universally recognized standard for assessing sustainability considerations. Any sustainability-related initiatives to which Vista is or becomes a signatory, member, or supporter may not align with the approach used by other asset managers (or preferred by prospective investors) or with future market trends. For example, while Vista is currently a signatory to the United Nations’ Principles for Responsible Investment, there is no guarantee that Vista will remain a signatory, supporter or member of or continue to report at the intended cadence or at all under or in alignment with such initiatives or other similar industry frameworks.

Consideration and management of sustainability factors may require Vista to rely on third-party information and data, which may be incomplete, inaccurate or unavailable. Limitations in such information and data may result in erroneous assessments by Vista. Vista does not intend to independently verify certain of the sustainability information reported by its portfolio companies. To the extent that Vista provides event-related sustainability reporting to Investors, such reports will be based on Vista’s subjective determination of the significance of that information.

There is also regulatory interest in various jurisdictions in improving transparency regarding the role of sustainability integration in asset managers’ investment process, in order to allow investors to better understand, scrutinize and validate sustainability-related and other claims.

Vista, the Fund and its investments are subject to current and future laws and regulations related to the disclosure of a range of sustainability matters or requiring due diligence processes and internal compliance systems in relation to human rights and environmental matters. At the same time, “anti-environmental, social and governance” (“anti-ESG”) sentiment has gained momentum across the U.S., with several states, the executive branch and federal agencies, and Congress having proposed, enacted, or indicated an intent to pursue “anti-ESG” policies, legislation, or initiatives, issued related legal opinions, and pursued related investigations and litigation, including those focused on diversity, equity and inclusion. This evolving landscape results in management burdens, costs and uncertainty and could subject Vista to scrutiny, regulation, enforcement or other legal or reputational risks. Vista cannot guarantee that its current approach to sustainability, including its Sustainable Investment Policy, will meet future regulatory requirements or align with regulatory interpretations, investor expectations or requirements or market trends. Vista can be expected to be subject to increasing scrutiny from regulators, elected officials and investors with respect to sustainability matters. In recent years, certain investors, including public pension funds, have placed increasing importance on the impacts of investments made by the private funds to which they commit capital, including with respect to climate change, among other aspects of responsible investing. Conversely, certain investors have raised concerns as to whether the incorporation of sustainability factors in the investment and portfolio management process is inconsistent with a fiduciary duty to maximize returns for investors. Vista can be expected to be subject to competing demands from different investors and other groups with divergent views on sustainability matters, including the role of responsible investing or sustainability in the investment process. This divergence increases the risk that any action or lack thereof with respect to responsible investing-related matters will be perceived negatively by at least some investors and/or interested parties and adversely impact Vista’s reputation and business.

Regulatory initiatives that require private fund limited partners to make disclosures to their underlying investors regarding responsible investing or sustainability-related matters have become increasingly common, which will further increase the number and type of investors who place importance on these issues and who demand certain types of reporting from Vista (to the extent such investors invest in the Fund). In addition, government authorities of certain U.S. states have requested information from and scrutinized certain asset managers with respect to whether such managers have adopted responsible investing policies that could restrict such asset managers from investing in certain industries or sectors, such as conventional energy. These authorities have indicated that such asset managers could lose opportunities to manage money belonging to these states and their pension funds to the extent the asset managers are determined to be engaging in a boycott of certain industries. “Anti-ESG” sentiment has similarly gained momentum across the U.S., with proposed or enacted “anti-ESG” policies, legislation and related legal opinions questioning whether, for example, the incorporation of sustainability factors in the investment and portfolio management process is consistent with the duty to seek to maximize returns for investors. Additionally, asset managers have been subject to recent scrutiny related to sustainability-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. Further, some special interest groups and federal and state officials have asserted that the Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters, with recent executive orders formalizing this sentiment. Several media campaigns and cases alleging discrimination based on such arguments have been initiated since this decision, and in January 2025, the U.S. administration signed a number of executive orders focused on diversity, equity and inclusion (“DEI”), which caution the private sector to end “illegal DEI discrimination and preferences” and preview upcoming compliance investigations of private entities. Such anti-ESG- and anti-DEI policies, legislation, initiatives, legal opinions and scrutiny could result in Vista, the Sponsor, the Fund and/or its Portfolio Companies facing additional compliance obligations or expose them to the risk of investigations or challenges and enforcement by state or federal authorities, result in penalties and reputational harm, and/or require certain investors to divest or discourage certain investors from investing in the Fund. Vista, the Sponsor, the Fund and/or the Portfolio Companies could become subject to additional regulations, penalties and/or risks of regulatory scrutiny and enforcement in the future.

The SEC has previously brought enforcement actions against various investment advisers relating to inaccurate or misleading sustainability disclosures and related policies and procedures failures, and there could continue to be significant enforcement activity in this area in the future. Such perception or accusation that the Sponsor has made inaccurate or misleading sustainability disclosures could damage Vista’s reputation, result in litigation or regulatory actions and adversely impact Vista’s ability to raise capital and attract or retain investors. Outside of the United States, the European regulatory environment for alternative investment fund managers and financial service firms can be expected to evolve and increase in complexity, making compliance more costly and time-consuming. Vista cannot guarantee that its current approach (including the Sustainable Investment Policy) or the Fund’s investments will be able to comply with future reporting frameworks, regulatory requirements or best practices, or predict the manner in which any such future requirements (including any enforcement with respect thereto) could affect the Fund or its investments, including with respect to future administrative burdens and costs.

The Fund may be subject to sustainability disclosure laws.

Vista, the Fund and/or the Fund’s Portfolio Companies may be subject to disclosure laws and regulations related to a range of sustainability matters, including, but not limited to, greenhouse gas emissions; climate change risks; diversity, equity and inclusion; and human rights matters (collectively, “Sustainability Disclosure Laws”). For example, in fall 2023, California passed the Climate Corporate Data Accountability Act (SB-253) and Climate-Related Financial Risk Act (SB-261), which will impose broad climate-related disclosure obligations on U.S.-organized entities that meet certain revenue thresholds and do business in California, as well as the Voluntary Carbon Market Disclosures Act (AB-1305), which is focused on the voluntary carbon market for carbon credits but also includes disclosure requirements for companies with a required nexus to California making certain climate-related claims. Implementation of these California laws has been subject to rulemaking processes and legal challenges, and their scope, timing and application may be modified by judicial or legislative action. In Europe, the Corporate Sustainability Reporting Directive (“CSRD”) introduces wide-ranging and detailed obligations for European and non-European undertakings to make disclosures in accordance with the European Sustainability Reporting Standards on impacts, risks, and opportunities on a “double materiality” basis. The scope, timing and substantive requirements of CSRD and related European Sustainability Reporting Standards may be affected by subsequent legislative proposals, including initiatives aimed at amending, simplifying or deferring certain sustainability reporting requirements. Other jurisdictions have also enacted or are considering enacting mandatory climate and sustainability reporting laws (in many cases based on the recommendations of the Task Force on Climate-related Financial Disclosures or the standards published by the International Sustainability Standards Board). Certain jurisdictions, including the UK, Canada, Australia and jurisdictions in Asia, are implementing or consulting on climate- and sustainability-related disclosure regimes aligned in whole or in part with ISSB standards, which may apply directly or indirectly to the Fund or its Portfolio Companies. Compliance with Sustainability Disclosure Laws may require the implementation of or changes to systems and procedures for the collection and processing of relevant data and related internal and external controls, changes to management and/or operational obligations and dedication of substantial time and financial resources. Costs to the Fund may arise because of a need to consider risks to investments and/or regulatory risks associated with these disclosures, including where made by Portfolio Companies. The compliance burden and related costs may increase over time. Failure to comply by the Fund, the General Partner or the Fund’s Portfolio Companies with applicable Sustainability Disclosure Laws may lead to investigations and audits, fines, other enforcement action or liabilities, or reputational damage, any of which could adversely affect the operations or financial condition of Portfolio Companies, and in turn, the Fund’s performance.

Uncertain economic, social and political environments may adversely affect the Fund.

Consumer, corporate and financial confidence may be adversely affected by current or future tensions around the world, fear of terrorist activity and/or military conflicts, localized or global financial crises, pandemics or other sources of political, social or economic unrest. Such erosion of confidence may lead to or extend a localized or global economic downturn. A climate of uncertainty may reduce the availability of potential investment opportunities, and increases the difficulty of modeling market conditions, potentially reducing the accuracy of financial projections. In addition, limited availability of credit for consumers, homeowners and businesses, including credit used to acquire businesses, in an uncertain environment or economic downturn may have an adverse effect on the economy generally and on the ability of the Fund and its investments to execute their respective strategies and to receive an attractive multiple of earnings on the disposition of businesses. This may slow the rate of future investments by the Fund and result in longer holding periods for investments. Furthermore, such uncertainty or general economic downturn may have an adverse effect upon the Fund’s investments.

Pandemics or global health crises may disrupt the global economy and adversely affect the Fund’s operations and investments, especially in vulnerable sectors and geographies.

Certain countries have been susceptible to epidemics which can be designated as pandemics by world health authorities, including among others, COVID-19. The outbreak of such epidemics or pandemics, together with any resulting restrictions on travel or quarantines imposed, has had and future outbreaks could have a negative impact on the economy and business activity globally (including in the countries in which the Fund invests), and therefore can be expected to adversely affect the performance of the Fund’s investments. Furthermore, the rapid development of epidemics or pandemics could preclude prediction as to their ultimate adverse impact on economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Fund and the performance of its investments, Portfolio Company operations, and the ability of the Fund to achieve its investment objectives.

In the event of another pandemic or global health crisis like the COVID-19 pandemic, portfolio companies could experience decreased revenues and earnings, which could adversely impact Vista’s ability to realize value from such investments and in turn reduce the Fund’s performance. Investments in certain sectors, including hospitality, location-based entertainment, retail, travel, leisure and events, office and residential, and in certain geographies could be particularly negatively impacted, as was the case during the COVID-19 pandemic. Portfolio Companies could also face increased credit and liquidity risk due to volatility in financial markets, reduced revenue streams and limited access or higher cost of financing, which could result in potential impairment of the Fund’s investments. In the event of significant credit market contraction as a result of a pandemic or similar global health crisis, the Fund could face an increase in purchase requests under the Repurchase Program and/or could be limited in its ability to sell assets at attractive prices or in a timely manner in order to avoid losses and margin calls from credit providers.

A pandemic or global health crisis can be expected to also pose enhanced operational risks. For example, Vista’s employees could become sick or otherwise unable to perform their duties for an extended period, and extended public health restrictions and remote working arrangements can be expected to impact employee morale, integration of new employees and preservation of Vista’s culture. Remote working environments could also be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. Moreover, Vista’s third-party service providers could be impacted by an inability to perform due to pandemic-related restrictions or by failures of, or attacks on, their technology platforms. Additionally, restrictions on immigration and processing of visas and other work permits could affect the work force of Vista’s portfolio companies, some of which rely on foreign talent as an important part of their work force, which could have a material adverse impact on their ability to implement their business plans.

Neither the Fund, the General Partner or the Manager are subject to certain regulatory oversight.

The Fund is not registered, and does not currently intend to register, as an investment company under the 1940 Act or similar laws of any other country or jurisdiction and, accordingly, the provisions of the 1940 Act will not be applicable to the Fund.

In addition, neither the General Partner nor the Manager is registered as a broker-dealer under the Exchange Act or with FINRA and, consequently, neither the General Partner nor the Manager is subject to the record-keeping and specific business practice provisions of the Exchange Act and the rules of the FINRA, although the Fund will be subject to FINRA rules governing retail communications, which are subject to higher scrutiny. However, the Manager is a registered investment adviser under the Advisers Act (as a “relying adviser” through a single “umbrella” registration with Vista Equity Partners Management, LLC) and, consequently, is subject to the record-keeping, disclosure and other fiduciary obligations specified in or under the Advisers Act. Additionally, Vista Capital Markets is a registered broker-dealer with the SEC and a member of FINRA and subject to applicable rules and regulations. See also “—Vista Capital Markets’ activities, including underwriting and private placements, may create conflicts of interest, compensation incentives and potential restrictions on Fund investments.”

CFIUS and other national security investment reviews may restrict, delay or add expenses to the Fund’s investments, limit opportunities and increase compliance burdens.

In some cases, investments by the Fund involving the acquisition of or investment in a U.S. business or assets with a nexus to U.S. interstate commerce (including a U.S. branch, assets, or subsidiary of a company domiciled outside of the United States) may be subject to review and approval by CFIUS. Any review and approval of an investment by CFIUS may have outsized impacts on transaction certainty, timing, feasibility, and cost, among other things. In the event that CFIUS reviews one or more investments, there can be no assurances that Vista will be able to maintain or proceed with such investments on acceptable terms. Additionally, CFIUS has authority to seek to impose limitations, conditions, or restrictions on, or prohibit, one or more such investments that may prevent the Fund from maintaining or pursuing investment opportunities that the Fund otherwise would have maintained or pursued, or syndicating interests to foreign persons, which could adversely affect the performance of the Fund’s investment in such portfolio companies and thus the performance of Vista. Legislation to reform CFIUS (the Foreign Investment Risk Review Modernization Act (“FIRRMA”)) was signed into law by the U.S. President on August 13, 2018, and regulations to implement FIRRMA became effective in February 2020. Among other things, FIRRMA expands the scope of CFIUS’s jurisdiction to cover more types of transactions and empowers CFIUS to scrutinize more closely investments in U.S. “sensitive personal data,” “critical infrastructure” and “critical technology” companies (e.g., companies that develop or produce certain encryption software), including investments involving foreign limited partners or co-investors that may be deemed “non-passive.” Moreover, certain transactions involving foreign persons and U.S. “critical technology” companies, as well as sovereign investments in “critical technology,” infrastructure or data businesses, can be subject to mandatory pre-closing notification requirements, and monetary penalties, as well as reputational damage and potential legal restrictions on future investments, may attach to a party’s failure to file such a notification. In addition, CFIUS is actively pursuing transactions that were not notified to it and may ask questions regarding, or impose restrictions or mitigation on, investments post-closing.

Certain Unitholders are expected to be non-U.S. investors, and in the aggregate, could comprise a substantial portion of the Fund’s assets, which may increase the risks of an investment being subject to review by CFIUS or restrictions, limitations, or conditions being imposed. While the General Partner and/or the Manager may take steps (including, but not limited to, placing limitations on Unitholders’ rights) to help ensure that investments are not within the jurisdiction of CFIUS or to improve the Fund’s regulatory profile to help obtain approval of CFIUS, there can be no assurance that any restrictions implemented on any such Unitholder or any such group of Unitholders will allow the Fund to maintain, or proceed with, any investment, that the Fund’s investments will be exempt from CFIUS, or that CFIUS will not seek to ask questions about a transaction or will approve a particular transaction. Additionally, the Fund may make investments that are, or may become, subject to CFIUS requirements based on pre-existing foreign ownership and control; in such cases, CFIUS requirements may adversely impact a Portfolio Company’s ability to obtain or retain business or otherwise make it more difficult for the Fund to realize a profit from an investment.

Moreover, other countries continue to strengthen their own national security investment clearance regimes (including with respect to technology, infrastructure, and data-related transactions), and the Fund’s investments outside of the U.S. may also face delays, limitations or restrictions as a result of notifications made under and/or compliance with these legal regimes. Heightened scrutiny of foreign direct investment worldwide, including changes to the implementing laws and regulations or agency practice, may make it more difficult for the Fund to identify suitable buyers for investments upon exit and may constrain the universe of exit opportunities for an investment in a Portfolio Company. For example, pursuant to an EU-wide requirement, most EU Member States now have a foreign investment screening mechanism in place or have initiated a consultative or legislative process expected to result in the adoption of such mechanisms or amendments to existing mechanisms. The EU has adopted a regulation aimed at regulation of foreign subsidies that could distort the internal EU market. Additionally, certain transactions in Australia are subject to review by the Foreign Investment Review Board; transactions in the UK must comply with the National Security and Investment Act 2021; and transactions in China must comply with the Measures for the Security Review of Foreign Investment. In addition, during 2022, Japan enacted economic security legislation to protect Japanese national security from adverse economic activities, focusing in particular on protecting sensitive industry sectors, such as semiconductors, rare earths, infrastructure, as well as research and development of defense and dual-use technologies.

The U.S. Department of the Treasury’s Outbound Investment Security Program, which became effective on January 2, 2025, provides for a targeted national security regulatory framework directed at regulating outbound investment from the United States into entities from the People’s Republic of China, Hong Kong, and Macau engaged in the semiconductors and microelectronics, quantum information technologies, and artificial intelligence sectors. Codified at 31 C.F.R. § 850.101 et seq, the Outbound Investment Security Program imposes notification requirements and prohibitions for certain categories of transactions involving such entities. Additionally, certain U.S. states have enacted their own state-level restrictions on Chinese investments. A number of U.S. states and/or other foreign jurisdictions have or may in the future implement laws prohibiting or otherwise restricting the acquisition of interests in investments located in the state or jurisdiction by foreign persons. The Outbound Investment Security Program and any similarly enacted laws or regulations may result in legal obligations and reporting requirements relating to new investments in such entities and could negatively impact the Fund’s operations, including without limitation, by (i) limiting the scope of the Fund’s investment activities, and (ii) limiting the range of the Fund’s exit opportunities or its ability to exit certain investments. Furthermore, given the program’s infancy and its evolving interpretation and implementation, it is unclear how it, and any related future regulations, will be interpreted, amended, and implemented by the U.S. government. The scope of the Outbound Investment Security Program (and any similarly enacted laws or regulations) is subject to change, and it is possible that legislation and/or regulations could expand the list of regulated technologies, the list of implicated countries, or the types of transactions that are prohibited or require notification. Therefore, while Vista has developed and implemented policies and procedures designed to ensure the Fund’s compliance with the Outbound Investment Security Program, the Fund cannot fully anticipate its scope or guarantee compliance with the rules, and any changes thereto could impact the Fund’s ability to participate in transactions—either as buyer or seller—or otherwise affect the Fund’s investment strategies.

Further, the U.S. Department of Justice’s final rule on “Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern” (or the “Bulk Data Rule”) took effect in April 2025. The Bulk Data Rule prohibits or restricts U.S. persons from knowingly directing or engaging in defined classes of transactions that allow persons in countries of concern (which currently include China, Hong Kong, Macau, Cuba, Iran, North Korea, Russia, and Venezuela) or those otherwise deemed a “covered person” access to enumerated categories of sensitive data, specifically bulk U.S. sensitive personal data and U.S. government-related data.

The above regulatory frameworks and any changes to such or similar regulatory framework applicable to the Fund, including those described above, may impose additional compliance and other costs, increase the likelihood for regulatory investigations of the investment activities of the Fund, require the attention of senior management, affect the manner in which the Fund conducts its business and adversely affect the Fund’s profitability.

Geopolitical conflicts and sanctions can disrupt markets and economies, creating significant uncertainty and potential losses.

Geopolitical concerns and other global events outside of the control of the Sponsor or Fund have in the past contributed to, and may contribute to, volatile global equity and debt markets. These concerns and events include, without limitation, trade conflict, civil unrest, threats to national security, and national and international security events (including war, terrorist acts or other hostilities). Geopolitical instability has been prevalent in recent years, and 2025 was a year of significant geopolitical events, including among others, trade tensions resulting from U.S. tariff implementation and retaliatory tariffs by other countries and ongoing armed conflicts in the Middle East and Ukraine. As economies and financial markets worldwide vacillate between interconnectedness and a focus on protecting respective national interests, the likelihood increases that geopolitical conflicts in one country or region will adversely impact markets or issuers in other countries or regions, including in ways that are difficult to predict or foresee. The impacts of these conflicts or events can be exacerbated by failures of governments and societies to respond adequately to a geopolitical conflict and subsequent emerging events or threats. For example, local or regional armed conflicts have led to significant sanctions by the U.S., EU, and other countries against certain countries and persons and companies connected with certain countries. Such armed conflicts and sanctions and other local or regional developments can exacerbate global supply and pricing issues, particularly those related to oil and gas, and result in other adverse developments and circumstances, as well as increased general uncertainty, for markets, economies, issuers, businesses, and societies both globally and in specific jurisdictions. Although these types of conflicts have occurred and could also occur in the future, it is difficult to predict when similar conflicts affecting the U.S. or global financial markets and economies will occur, the effects of such events or conditions, potential retaliations in response to sanctions or similar actions, and the duration or ultimate impact of those conflicts. Any such conflicts could have a significant adverse impact on the operations, risk profile, and value of the Fund and its Portfolio Companies, with or without direct exposure to the specific geographies, markets, countries or persons involved in an armed conflict or subject to sanctions.

Wars and other international conflicts, such as the Israeli-Palestinian conflict and the ongoing military conflict between Russia and Ukraine and developing uncertainties relating to U.S. involvement with respect to Iran and Venezuela and the potential for broader regional expansion of such conflicts (including the potential for volatility in the energy sector as a result of any such regional conflicts, which among other things, can potentially involve significant maritime disruption, increased volatility in energy markets, including from sharp increases in global oil and natural gas prices, and the potential for large-scale cyber warfare), have caused, or may cause, disruption to global financial systems, trade and transport, among other things. Multiple countries have put in place sanctions and other trade restrictions or prohibitions in response to these and other conflicts. The ultimate impact of these conflicts or developments and their effect on global economic and commercial activity and conditions, and on the operations, financial condition and performance of the Fund or any particular industry, business or investee country and the duration and severity of those effects, is impossible to predict.

These conflicts may have a significant adverse impact and result in significant losses to the Fund. This impact may include reductions in revenue and growth, unexpected operational losses and liabilities, and reductions in the availability of capital. It may also limit the ability of the Fund to source, diligence and execute new investments and to manage, finance and exit investments in the future. Developing and further governmental actions (military or otherwise) may cause additional disruption and constrain or alter existing financial, legal and regulatory frameworks and systems in ways that are adverse to the investment strategy which the Fund intends to pursue, all of which could adversely affect the Fund’s ability to fulfill its investment objectives.

The aforementioned ongoing conflicts and the measures taken in response have had and could be expected to continue to have a negative impact on the economy and business activity globally (including in the countries in which the Fund invests), and therefore could adversely affect the performance of the Fund’s investments. The severity and duration of the conflict and its future impact on global economic and market conditions (including, for example, oil prices) are impossible to predict, and as a result, present material uncertainty and risk with respect to the Fund, the performance of its investments, Portfolio Company operations, and the ability of the Fund to achieve its investment objectives. Similar risks exist to the extent that any portfolio companies, service providers and vendors of Vista, the Fund and any Portfolio Companies, or certain other parties have material operations or assets in the countries where such conflicts are taking place or in the immediate surrounding areas. Other geopolitical conflicts could arise in the future and such conflicts could have material adverse consequences on Vista, the Fund and its Portfolio Companies.

Furthermore, prior to subscribing to the Fund, the investor will be required to confirm and represent that neither it nor any of its beneficial owners or control persons is a Sanctions Subject. The investor shall acknowledge that should the Investor be, or become at any time during its investment, a Sanctions Subject, the Fund would likely be required, including without notice to the investor, to cease any further dealings with such investor or freeze any dealings with the interests or accounts of the investor (e.g., by prohibiting payments by or to the investor or restricting or suspending dealings with the interests or accounts) or freeze the assets of the Fund until such sanctions are lifted or a license is sought under applicable law to continue dealings. The Fund could further have to report to the relevant competent authorities the implementation of any restrictive measures carried out pursuant to international financial sanctions. For the avoidance of doubt, Vista has the sole discretion to determine the remedy if an investor becomes a Sanctions Subject and is under no obligation to seek a license or any other relief to continue dealing with such investor. Although Vista expends significant effort and resources to comply with the sanctions regimes in the countries where it operates, one of these rules could be violated by Vista’s or the Fund’s activities or investors, which would adversely affect the Fund.

Terrorist activities can cause significant losses for the Fund and exacerbate market volatility.

The terrorist attacks on the U.S. on September 11, 2001, and subsequently in Paris, London, Madrid and elsewhere, together with the military response by the U.S., UK, Australia and various other allied countries in Afghanistan, Iraq, Syria and elsewhere and other terrorist attacks (including cyber sabotage or similar attacks) globally of unprecedented scope have caused instability in the world financial markets and, in particular, have resulted in substantial and continuing economic volatility and social unrest in various regions of the world. Further terrorist attacks in some countries in the intervening years have exacerbated this volatility, and further developments stemming from these events or other similar events could cause further volatility. Any additional significant military or other response by the U.S. or other countries and their allies or any further terrorist activities (including the terrorist attacks on Israel on October 7th, 2023 and the subsequent military response by Israel and/or relating to the involvement by the U.S. and its allies in Iran and the potential for broader regional expansion of such conflicts) could materially and adversely affect international financial markets and local economies alike. Any terrorist attacks, including biological or chemical warfare or cyber sabotage or similar attacks, that occur at or near significant strategic assets of the Fund’s investments having a national or regional profile would likely cause significant harm to employees, property and, potentially, the surrounding community, and may result in losses far in excess of available insurance coverage. As a result of global events similar to those described above and continued terrorism concerns, insurers significantly reduced the amount of insurance coverage available for liability to persons other than employees for claims resulting from acts of terrorism, war or similar events. In the current environment, there is a risk that one or more of the Fund’s assets will be directly or indirectly affected by terrorist attack, including biological or chemical warfare or cyber sabotage or similar attacks, and premier, high-profile assets in 24-hour urban markets may be particularly attractive targets. Such an attack could have a variety of adverse consequences for the Fund, including risks and costs related to the destruction of property, inability to use one or more assets for their intended uses for an extended period, decline in rents achievable or asset values, injury or loss of life and litigation related to the attack. Such risks may or may not be insurable at rates that Vista deems sensible at all times. As a result of a terrorist attack or terrorist activities in general, the Fund may not be able to obtain insurance coverage and other endorsements at commercially reasonable prices or at all. Recourse to the Fund’s service providers and other counterparties in the event of losses may be limited, and such losses may be borne by the Fund.

Misinformation regarding Vista, the Fund or its Portfolio Companies may be amplified by social media.

The use of social networks, message boards, internet channels and other platforms has become widespread within the U.S. and globally. As a result, individuals now have the ability to rapidly and broadly disseminate information or misinformation, without independent or authoritative verification. Any such information or misinformation regarding Vista, the Fund or one or more Portfolio Companies could have a material and adverse effect on the value of the Fund.

RISKS RELATED TO TAXATION

Tax authority challenges to the Fund’s tax positions may increase liabilities, penalties or audit costs for the Fund and Unitholders.

The taxation of partnerships and partners is complex. The Fund may take positions with respect to certain tax issues that depend on legal and other interpretive conclusions. Should any such positions be successfully challenged by a taxing authority, a Unitholder might be found to have a different tax liability for that year than that reported on its tax returns. In addition, a taxing authority’s review of the Fund may result in a review of the returns of some or all of the Unitholders, which examination could result in adjustments to the tax consequences initially reported by the Fund and affect items not related to a Unitholder’s investment in the Fund. If such adjustments result in an increase in tax liability for any year, the Fund or one or more of the Unitholders may also be liable for interest and penalties with respect to the amount of underpayment. The legal and accounting costs incurred in connection with any taxing authority’s review of the Fund’s tax returns will be borne by the Fund. The cost of any audit of a Unitholder’s tax return will be borne solely by the Unitholder. Each prospective Unitholder is strongly urged to review the disclosure included in the Memorandum for additional information regarding legal, tax and regulatory affairs and related risks and to consult its tax advisor.

The Fund may be delayed in providing final tax filing information to Unitholders.

The Fund may not be able to provide final tax filing information to Unitholders for any given fiscal year until after the initial tax filing deadlines for Unitholder tax returns. Accordingly, Unitholders should plan to obtain extensions of the filing dates for their income tax returns. Each prospective investor should consult with its adviser as to the advisability and tax consequences of an investment in the Fund.

Changes in tax laws and interpretations may adversely affect the Fund’s and Unitholders’ tax treatment.

All statements contained herein concerning the U.S. federal income tax (or other tax) consequences of an investment in the Fund are based on existing law and interpretations thereof. Changes in and/or the enactment of new U.S. federal income tax and other tax laws, regulations or other administrative guidance and interpretations thereof could occur during the life of the Fund. Both the level and basis of taxation may change. Tax legislation commonly known as the “One Big Beautiful Bill Act” (the “OBBA”) was recently signed into law. The OBBA includes several new provisions (and other amendments) to the Code. The OBBA and any other tax developments could materially affect the tax consequences of a Unitholder’s investment in the Fund, and the tax treatment of the Fund and the Fund’s investments, in each case possibly with retroactive effect. While certain changes in tax laws may be beneficial, others could negatively affect the after-tax returns of the Fund and the Unitholders. Accordingly, no assurance can be given that the currently anticipated tax treatment of an investment in the Fund, or of the Fund or investments made by the Fund, will not be modified by legislative, judicial or administrative changes, possibly with retroactive effect, to the detriment of the Unitholders.

Failure of the Fund to qualify as a flow-through entity for U.S. federal income tax purposes could result in adverse tax consequences for the Fund and Unitholders.

The value of the Units to Unitholders will depend in part on the treatment of the Fund as a flow-through entity for U.S. federal income tax purposes. However, in order for the Fund to be treated as a partnership for U.S. federal income tax purposes, under present law, 90% or more of the Fund’s gross income for every taxable year must consist of “qualifying income,” as defined in Section 7704 of the Code, and the Fund must not be required to register, if it were a U.S. corporation, as an investment company under the 1940 Act and related rules. Although the Fund intends to continue to operate in a manner such that it will not need to be registered as an investment company if it were a corporation and so that it will meet the 90% test described above in each taxable year, the Fund may not meet these requirements, or current law may change so as to cause, in either event, the Fund to be treated as a corporation for U.S. federal income tax purposes. If the Fund were treated as a corporation for U.S. federal income tax purposes, adverse U.S. federal income tax consequences could result for the Unitholders and the Fund, as described in greater detail below in “—The Fund may not be able to avoid UBTI or ECI treatment for its corporate entities, and any IRS challenge may result in adverse tax consequences for tax-exempt and non-U.S. Unitholders.”

Changes in tax laws related to exceptions under the publicly traded partnership rules may disqualify the Fund from being taxed as a partnership.

The Fund intends to continue to operate in a manner to enable it to be taxable as a partnership for U.S. federal income tax purposes and intends to qualify for one or more exemptions to taxation as a corporation under the publicly traded partnership rules of the Code including by complying with the “qualifying income” exception. The tax rules governing partnerships, publicly traded partnerships, and the “qualifying income” exception are complex and subject to change. Given the highly complex nature of the rules governing partnerships, the ongoing importance of factual determinations, the lack of direct guidance with respect to the application of tax laws to the activities the Fund is undertaking and the possibility of future changes in its circumstances, it is possible that the Fund will not so qualify for any particular year. If the Fund were treated as a corporation for U.S. federal income tax purposes, adverse U.S. federal income tax consequences could result for the Unitholders and the Fund, as described in greater detail in the Memorandum.

The implementation of OECD BEPS and its successor proposals could increase the Fund’s effective tax rates, impose withholding taxes and have other adverse tax consequences for the Fund.

Pursuant to the Organisation for Economic Co-operation and Development’s (“OECD’s”) global Base Erosion and Profit Shifting (“BEPS”) Project, many non-U.S. jurisdictions have now introduced domestic legislation implementing certain of the BEPS Actions. Depending on the jurisdictions in which the Fund invests and the implementation of the applicable tax laws, several of the areas of tax law on which the BEPS Project focuses (including double taxation treaties) could be relevant to, and potentially adversely impact, the ability of the Fund to efficiently realize income or capital gains and to efficiently repatriate income and capital gains from the jurisdictions in which they arise to Unitholders. In addition, further to the BEPS Project, the OECD has published certain proposals (commonly referred to as “BEPS 2.0”), which propose fundamental changes to the international tax system. The proposals are based on two “pillars” involving the reallocation of taxing rights (“Amount A of Pillar One”) and a new global minimum corporate tax rate (“Pillar Two”). Amount A of Pillar One generally reallocates a portion of profits of certain large multinational enterprises (“MNEs”) to the jurisdictions within which they carry on business. Pillar Two generally imposes a minimum effective tax rate of 15% on MNEs with consolidated revenues of at least EUR 750 million (as determined under the applicable rules). Pillar Two introduces two related tax measures (the “GloBE rules”): (1) the income inclusion rule (“IIR”) imposes a “top-up tax” on a parent entity where a constituent member of the MNE group has low taxed income, while (2) the undertaxed payment rule (“UTPR”) applies as a backstop if the constituent member’s income is not taxed by an IIR. An additional “subject to tax rule” will permit source jurisdictions to impose limited withholding taxes on low-taxed related party payments, which will be creditable against the GloBE rules tax liability. The BEPS 2.0 pillars must be implemented through domestic legislation of the relevant jurisdictions and various non-U.S. jurisdictions have begun that process. In the EU, for example, an EU tax directive requires EU member states to implement the IIR into domestic law for fiscal years beginning on or after December 31, 2023, and to implement the UTPR into domestic law for fiscal years beginning on or after December 31, 2024. Subject to the development and implementation of the BEPS proposals, effective tax rates for the Fund’s investments could increase, including by way of higher levels of tax being imposed than is currently the case, possible denial of deductions, increased withholding taxes and/or profits being allocated differently, and penalties could be due. This could adversely affect Unitholder returns. The implementation of BEPS and BEPS 2.0 in relevant jurisdictions is complex and likely to remain uncertain for a number of years.

U.S. federal income tax liability resulting from IRS audits will be paid by the Fund unless the Fund qualifies for and affirmatively elects an alternative procedure.

U.S. federal income taxes arising from an IRS audit of the Fund will be paid by the Fund unless the Fund qualifies for and affirmatively elects an alternative procedure. However, there can be no assurances that the Fund will be eligible to make such an election or that it will, in fact, make such an election. In addition, a “partnership representative” will have the power to act on behalf of the Fund and its partners in all IRS audits and other proceedings involving the Fund’s U.S. federal income, loss, deductions, and credits. Investors in the Fund should review the Memorandum for more information regarding certain tax and regulatory considerations.

The Fund may not be able to avoid UBTI or ECI treatment for its corporate entities, and any IRS challenge may result in adverse tax consequences for tax-exempt and non-U.S. Unitholders.

The Fund generally expects to make investments that give rise to UBTI, other than unrelated debt-financed income (“UDFI”), or income that is effectively connected with the conduct of a U.S. trade or business (“ECI”) (other than ECI arising from an investment in a USRPHC) (as defined below) (other than with respect to ECI resulting from entities classified as United States real property holding corporations (“USRPHC”)) through entities that may elect to be classified as corporations for U.S. federal income tax purposes, whether formed in a U.S. or non-U.S. jurisdiction (each, a “Corporation”) and the Feeder expects to invest in the Fund through a Corporation.

Although the Fund believes any Corporation, if formed, should be respected, it is possible the IRS could seek to disregard any Corporation for UBTI or ECI purposes, which could result in the debt-financed property or other UBTI rules being applied to tax-exempt Unitholders directly or the ECI rules being applied to non-U.S. Unitholders directly.

Although the Fund generally expects to avoid incurring ECI and UBTI (other than UDFI) by making investments through entities classified as corporations for US federal income tax purposes, there can be no guarantee the Fund will in fact do so and investors that are sensitive to direct incurrence of UBTI, including UDFI, or ECI, including ECI arising from an investment in a USRPHC, are encouraged to consider an investment in the Feeder.

The General Partner has formed the Feeder which invests in the Fund through a Corporation which generally allows investors to avoid directly incurring any ECI (including FIRPTA) and UBTI (including UDFI). Investors that are sensitive to incurring ECI and UBTI should consider investing through the Feeder.

Tax-exempt and non-U.S. Unitholders may incur UBTI, UDFI or ECI and related tax filing obligations.

To the extent that any Corporation were disregarded by the IRS, an investment in the Fund by a tax-exempt Unitholder may result in such Unitholder recognizing UBTI (including from a trade or business conducted by a partnership of which the tax-exempt entity is a partner). Thus, tax-exempt Unitholders should be aware that they may be subject to U.S. federal income tax (and possibly state and local income tax) with respect to their share of such income and gain from the Fund that is treated as UBTI. Additionally, the Fund may directly or indirectly incur leverage on a portfolio or investment basis and such leverage may give rise to UDFI. No assurances can be provided that the Fund will not incur UDFI and that such UDFI will not be attributed directly to tax-exempt investors. In addition, an investment in the Fund by a non-U.S. Unitholder may result in such Unitholder recognizing and being required to report income that is ECI. Non-U.S. Unitholders must generally file U.S. federal income tax returns and pay U.S. federal income tax with respect to ECI of the Fund allocable to them. Regardless of whether the Fund’s activities constitute a trade or business, under provisions added to the Code by the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”), gain derived by the Fund from the disposition of U.S. real property interests (including interests in certain entities owning U.S. real property interests) is generally treated as ECI. Thus, non-U.S. Unitholders that invest in the Fund should be aware that a portion of the Fund’s income and gain from U.S. Investments may be treated as ECI and thus may cause the non-U.S. Unitholders to be subject to U.S. federal income tax (and possibly state and local income tax), as well as U.S. federal income tax return filing obligations, with respect to their share of such income and gain. The Fund has no obligation to minimize UBTI or ECI.

The Fund’s use of corporate intermediate entities may result in significant incremental taxes and varying tax impacts on Unitholders depending on their jurisdictions.

Significant amounts of the assets of the Fund are expected to be held through one or more entities taxable as corporations for U.S. federal income tax purposes one or more of which are expected to be subject to U.S. corporate federal (and applicable state and local) income tax. Thus, significant incremental tax may be incurred from the use of such entities. In addition, if any such entity were a non-U.S. corporation, it might be considered a passive foreign investment company or controlled foreign corporation, which may result in additional income tax reporting or payment obligations. Investors in the Fund should review the Memorandum for certain additional tax and regulatory considerations. Because Unitholders will be located in numerous taxing jurisdictions and subject to different tax rules, no assurance can be given that any such structure will benefit all Unitholders to the same extent, including any structures or acquisitions utilizing leverage. Any such structure may result in additional indirect tax liabilities for certain Unitholders. Prospective investors should consult their own tax advisors regarding the foregoing.

Unitholders owe taxes on their allocated capital gains or income in excess of distributions from the Fund.

The Fund is expected to be classified as a partnership for United States federal income tax purposes. As a partnership, the Fund will not itself be subject to United States federal income tax, and each Partner will be required to include in computing its United States federal income tax liability its allocable share of the items of income, gain, loss and deduction of the Fund, regardless of whether any distributions are made by the Fund. The Fund is expected to generate taxable income in excess of cash distributions to Unitholders, including as a result of annual taxable income inclusions from “passive foreign investments companies” in which the Fund is expected to invest and elect to treat as a “qualified electing fund” (a “QEF”) under the Code. Unitholders who are subject to tax on the allocated gain or income should expect that they will not receive distributions sufficient to satisfy their tax liabilities fully. Accordingly, each Unitholder should ensure that it has sufficient cash flow from other sources to pay all tax liabilities resulting from such Unitholder’s ownership of an interest in the Fund. In addition, the Fund and its subsidiaries are permitted to make distributions to the General Partner in amounts intended to enable the General Partner and its direct and indirect owners to discharge their income tax liabilities arising from allocations of income or gain to the General Partner. Any such distributions will reduce the amount of subsequent distributions that the General Partner would otherwise receive.

The Fund may loan deferred distribution amounts owed to the General Partner.

Certain distributions to the General Partner may be deferred to the extent the amount distributable exceeds the General Partner’s tax basis in the Fund. In such case, the deferred distribution amount may be loaned by the Fund to the General Partner. Any interest accruing with respect to such a loan will be allocated and distributed solely to the General Partner.

The Fund and the Unitholders may face taxes and filing obligations in non-U.S. jurisdictions and may incur non-creditable or non-deductible local taxes.

The Fund and/or any vehicle in which the Fund has a direct or indirect interest and/or the Unitholders may be subject to tax, including transfer taxes, in jurisdictions in which any such vehicles are incorporated, organized, controlled, managed, have a permanent establishment or are otherwise located and/or in which investments are made and/or with which investments have a connection. The Fund and/or the Unitholders may incur non-U.S. tax return (or other tax) filing obligations. Taxes such as withholding tax, branch tax or similar taxes may be imposed on profits of, or proceeds arising to, the Fund from investments in such jurisdictions. In addition, local tax incurred in such jurisdictions may not be creditable to, or deductible by, the Unitholders in their respective jurisdictions (including the U.S.).

The tax consequences of holding an interest in the Fund may differ for each Unitholder.

It is expected that Unitholders in the Fund may be resident, for tax purposes, in many different jurisdictions. No attempt is made herein to summarize the tax consequences for each prospective Unitholder of acquiring, holding or disposing of an interest in the Fund depending on such Unitholder’s particular tax characteristics. The tax position of Unitholders in the Fund may differ according to the Unitholder’s particular financial and tax situation, and accordingly, the structure of the Fund and its investments may not be tax efficient for any particular prospective Unitholder. No undertaking is given that amounts distributed or allocated to Unitholders will have any particular tax characteristics or that any specific tax treatment will be enjoyed. Further, no assurance is given that any particular investment structure in which the Fund has a direct or indirect interest will be suitable for all Unitholders and, in certain circumstances, such structures may lead to additional costs or reporting obligations for some or all of the Unitholders. Each prospective Unitholder should consider its own tax position in relation to acquiring, holding and potentially disposing of an interest in the Fund, consulting its tax advisor as appropriate.

Tax considerations may create conflicts of interest for the General Partner and affect the Fund’s investment strategies, and changes to the tax treatment of Performance Participation Allocation could impact the Fund’s ability to retain key personnel.

U.S. federal income tax law treats certain income allocations to service providers by a partnership (such as the Fund) as short-term capital gain taxed at higher ordinary income rates unless such partnership has held the asset which generated such gain for more than three years. Similar rules may operate in other jurisdictions. This may create an incentive for the General Partner to cause the Fund to hold investments for a longer period. In addition, this three-year holding period requirement for long-term capital gains treatment in respect of the Performance Participation Allocation may create the potential for conflicts of interest between the General Partner and Unitholders. For example, the General Partner may cause the Fund to borrow more frequently, in greater amounts, or for longer periods; hold investments for longer than it would absent adverse tax consequences to the General Partner from a shorter holding period; or waive or defer the distribution or allocation of the Performance Participation Allocation to the General Partner, potentially changing the character or amount of income allocated to Unitholders. In addition, the current tax treatment of Performance Participation Allocation may change, and Performance Participation Allocation may not be eligible for the preferential long-term capital gains tax rate. Any such change could adversely affect employees or other individuals performing services for the Fund and/or its portfolio entities who hold direct or indirect interests in the Fund and benefit from Performance Participation Allocation, which could make it more difficult for Vista to incentivize, attract and retain individuals to perform services for the Fund and/or its portfolio entities. Any such developments could thus adversely affect the Fund’s investment returns allocable to the Unitholders. It is unclear whether the current tax treatment of carried interest will change or how it would apply to Vista and any other individual involved with the Fund who benefit from Performance Participation Allocation.

The General Partner may be required to collect information concerning Unitholders and share with tax authorities.

Numerous jurisdictions have enacted, or have committed to enact, legislation and administrative guidance requiring the collection and sharing of certain information in order to combat tax avoidance. The Foreign Account Tax Compliance Act (“FATCA”) aims to combat tax evasion by U.S. tax residents using foreign accounts. It imposes withholding taxes in certain circumstances and requires financial institutions outside the United States to collect and share information about their U.S. customers. In addition, the OECD has also developed a global Common Reporting Standard (the “CRS”) for the automatic exchange of financial account information pursuant to which many countries have signed multilateral agreements. In the EU, Council Directive 2011/16/EU on administrative co-operation in the field of taxation (as amended) (the “Directive on Administrative Co-Operation” or the “DAC”) effectively implements the

OECD’s CRS and requires governments to obtain detailed account information from financial institutions and exchange that information automatically with other jurisdictions annually.

One or more of these information exchange regimes are likely to apply to the Fund, vehicles in which the Fund owns an interest and/or alternative investment vehicles and may require the General Partner to collect and share with applicable taxing authorities information concerning Unitholders (including identifying information and amounts of certain income allocable or distributable to them). A Unitholder’s failure to provide such information may result in withholding taxes, governmental imposed penalties, expulsion from the Fund and/or alternative investment vehicles or other potential remedies. Investors in the Fund should review the Memorandum for more information regarding certain tax and regulatory considerations.

POTENTIAL CONFLICTS OF INTEREST

Vista faces, and will continue to face, conflicts of interest, or conflicting loyalties, as a result of the numerous activities and relationships of Vista, the Fund, the other Vista Entitles, the Portfolio Companies of the Fund and other Vista Entities’ and affiliates, partners, members, shareholders, officers, directors and employees (current and former) of the foregoing, some of which are described herein. Additional conflicts of interest are also expected to arise by virtue of the Fund’s investments in third-party fund managers and their investment activities (including, where applicable, their management of third-party pooled investment vehicles), although such third-party fund managers and third-party pooled investment vehicles will not be considered “affiliates” of Vista or the Fund for any purpose under this Annual Report. Not all potential, apparent and actual conflicts of interest are included in this Annual Report or in the Memorandum, and additional conflicts of interest could arise as a result of new activities, transactions or relationships commenced in the future. Potential Unitholders should carefully review all of the relevant disclosure regarding conflicts of interest (including this Annual Report, the Memorandum and Vista Equity Partners Management, LLC’s Form ADV) before making an investment decision.

If any matter arises that Vista and its affiliates (including the General Partner and/or Manager) determine in their good faith judgment constitutes an actual and material conflict of interest, Vista and relevant affiliates will take the actions they determine in good faith may be necessary or appropriate to mitigate and/or disclose the conflict, which will be deemed to fully satisfy any fiduciary duties they may have to the Fund or the Unitholders. Thereafter, Vista and relevant affiliates will be relieved of any liability related to the conflict to the fullest extent permitted by law.

Actions that could be taken by Vista or its affiliates to mitigate a conflict include, by way of example and without limitation, (i) if applicable, handling the conflict as described in this Annual Report or in the Memorandum, (ii) obtaining from the Board of Directors (or the non-affiliated members of the Board of Directors) advice, waiver or consent as to the conflict, or acting in accordance with standards or procedures approved by the Board of Directors to address the conflict, (iii) disposing of the investment or security giving rise to the conflict of interest, (iv) disclosing the conflict to the Board of Directors, including non-affiliated members of the Board of Directors, as applicable, or Unitholders (including, without limitation, in distribution notices, financial statements, letters to Unitholders or other communications), (v) appointing an independent representative to act or provide consent with respect to the matter giving rise to the conflict of interest, (vi) validating the arms-length nature of the transaction by referencing participation by unaffiliated third parties, (vii) in the case of conflicts among clients, creating groups of personnel within Vista separated by information barriers (which can be expected to be temporary and limited purpose in nature), each of which would advise or represent one of the clients that has a conflicting position with other clients, (viii) implementing policies and procedures reasonably designed to mitigate the conflict of interest, or (ix) otherwise handling the conflict as determined appropriate by Vista in its good faith reasonable discretion. There can be no assurance that Vista will identify or resolve all conflicts of interest in a manner that is favorable to the Fund.

The Fund is subject to certain conflicts of interest arising out of the Fund’s relationship with the General Partner and Manager. Certain members of the Board of Directors are also executives of Vista and/or one or more of its affiliates. There is no guarantee that the policies and procedures adopted by the Fund, the terms of the Fund LPA, the terms and conditions of the IMA, or the policies and procedures adopted by the Board of Directors, the General Partner, the Manager, Vista and its affiliates, will enable the Fund to identify, adequately address or mitigate these conflicts of interest, or that Vista will identify or resolve all conflicts of interest in a manner that is favorable to the Fund, and Unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts and have any right to consent to them.

Potential conflicts of interest may arise between the General Partner and the Fund with no assurance that they will be resolved favorably for the Fund, and Unitholders will be deemed to have waived certain claims and remedies related to these conflicts.

Prospective investors should be aware that there will be occasions when the General Partner and its affiliates encounter potential conflicts of interest in connection with the Fund’s activities. If any matter arises that the General Partner determines in its good faith judgment constitutes an actual or potential conflict of interest, the General Partner may take such actions as may be necessary or appropriate to ameliorate such conflict (and upon taking such actions, the General Partner will be relieved of any responsibility for such conflict to the fullest extent permitted by law and shall be deemed to have satisfied its fiduciary duties related thereto to the fullest extent permitted by law). These actions may include, by way of example and without limitation, disposing of the security giving rise to the conflict of interest, appointing an independent fiduciary, managing the conflict in accordance with Vista’s internal policies and procedures or consulting the Board. There can be no assurance that the General Partner will resolve all conflicts of interest in a manner that is favorable to the Fund. By acquiring the Units, each Unitholder will be deemed to have acknowledged the existence of any such actual or potential conflicts of interest and to have waived any claim with respect to any liability arising from the existence of any such conflict of interest to the extent not prohibited by applicable law, including the Advisers Act. In addition, prospective investors should note that the Fund LPA contains provisions that, to the fullest extent permitted by applicable law, (i) reduce or eliminate the duties, including fiduciary and other duties, to the Fund and the Unitholders to which the General Partner would otherwise be subject, (ii) waive or consent to conduct on the part of the General Partner that might not otherwise be permitted pursuant to such duties, and (iii) that limit the remedies of Unitholders with respect to breaches of such duties. For the avoidance of doubt, nothing in the Fund LPA constitutes a waiver of, in the case of a Unitholder, any non-waivable right and, in the case of the General Partner and its affiliates, any such person’s non-waivable fiduciary or other duties under applicable law.

Vista manages multiple entities and investment vehicles that may compete with the Fund for resources, investment opportunities and personnel, creating potential conflicts of interest that may not be resolved in favor of the Fund or Unitholders.

Vista currently manages several other investment entities besides the Fund, which currently includes, without limitation, the Vista Entities (which includes, without limitation and as the context requires, individually and collectively, any of the following: the other investment funds, vehicles, accounts, products and/or other similar arrangements sponsored, advised and/or managed by Vista or its affiliates, whether currently in existence or subsequently established (in each case, including any related successor funds, alternative vehicles, supplemental capital vehicles, surge funds, over-flow funds, co-investment vehicles and other entities formed in connection with Vista’s or its affiliates’ side-by-side or additional general partner investments with respect thereto), including the various vintages of each of the Vista funds pursuing one or more private equity, private credit, and/or “perennial” strategies, any companion funds and all co-investment funds formed as a part of Vista’s co-investment strategies, and all other co-investment vehicles established to invest alongside the Vista Entities, and for the avoidance of doubt, including VistaOne Lux but not VistaOne U.S.). Vista reserves the right to also manage additional investment funds, managed accounts (and other similar arrangements) and vehicles and SPACs in the future, including successor entities to the Vista Entities listed above, all of which are treated as “Vista Entities” for purposes of this Annual Report, as applicable. In addition, the key personnel of the General Partner and the Manager reserve the right to spend their business time and attention pursuing investment opportunities that do not fall within the investment objectives of the Fund for other Vista Entities, and other than on behalf of the Fund, including serving on the board of directors or other executive roles with respect to SPACs and/or their investments may compete with the Fund or companies acquired by the Fund. Such other Vista Entities and investments that Vista may control may compete with the Fund or companies in which the Fund has made an investment. With respect to Vista’s time and resources, the respective investment programs of the Fund and the other Vista Entities may or may not be substantially similar.

Vista reserves the right to also establish one or more companion funds. Any such companion funds may include public or private entities, contractual arrangements or other arrangements over which Vista has discretionary control and which have the same or similar investment objective, in whole or in part, with the Fund. Any such companion funds may be permitted to invest in all portfolio investments of the Vista Entities or in some subset of investments (e.g., based on the size, structure, industry, stage of life, other similar defining features of certain investments or any other factor set forth in Vista’s allocation policy) at preset percentage amounts or otherwise in the discretion of the companion fund’s general partner. The economic terms of a companion fund are not required to be the same as the Vista Entities alongside which it invests; and in certain cases, an investor in such companion fund will bear less fees and expenses than the investor would if it had invested in the Funds alongside which the companion fund invests.

In addition, Vista and/or its affiliates reserve the right to form a SPAC to acquire all or a portion of an investment that otherwise would fit within the investment criteria of the Fund. In allocating such investment between a SPAC and the Fund, Vista would consider such factors as it deems relevant, including whether a SPAC provides a more appropriate acquisition structure for such investment (e.g., including, without limitation, for potential investments that are positioned to be public companies or more likely to benefit from public company financing based on the timing and circumstances). Vista and/or its affiliates have the potential to enter into agreements to pursue acquisitions of certain target companies through SPACs and in such case the Fund would not be presented with such opportunities.

Vista engages in a broad range of activities, including investment activities for other Vista Entities, and providing transaction-related, investment advisory, management, consulting services (including VCT and OneVista, each as defined herein), and other services to other Vista Entities and any of their respective portfolio companies and/or other investments and any managed accounts. In the ordinary course of conducting its activities, the interests of the Fund could conflict with the interests of other Vista Entities as well as other funds, co-investment vehicles or their respective affiliates. There can be no assurance that Vista will resolve all conflicts of interest in a manner that is favorable to the Fund and the Unitholders.

Additionally, Vista is permitted in the future to develop new businesses such as providing investment banking, advisory and other services to corporations, financial sponsors, management or other persons. Such services may relate to transactions that could give rise to investments that are deemed suitable for the Fund. In such case, Vista’s client would typically require Vista to act exclusively on its behalf, thereby precluding the Fund from participating in such investment. Vista reserves the right to engage in such services despite their potential restrictive effect on the investments ultimately available to the Fund. In addition, Vista may come into the possession of information through these new businesses that limits the Fund’s ability to engage in potential transactions.

Vista and its employees carry on investment activities for their own accounts, for personal or employee investment vehicles (including through family offices) and, potentially, for family members and friends who do not invest in the Fund (including holding passive ownership positions in other advisory entities not otherwise affiliated with Vista), as well as establish trusts, endowments, charitable programs, foundations or similar arrangements, give advice and recommend securities to other accounts or investment funds which may differ from advice given to, or securities recommended or bought for, the Fund, even though their investment objectives may be the same or similar. Vista and its employees are permitted to pay or receive compensation relation to such proprietary investment arrangements. Vista, its personnel (including Vista employees), their relatives and related persons of Vista are expected to have capital investments in or alongside the Fund, or in prospective Portfolio Companies, directly or indirectly, and therefore, expect to have additional potential conflicting interests in connection with these investments. Unless restricted by the Fund LPA, Vista personnel are permitted to serve on boards or act in other roles unaffiliated with Vista, Vista Entities or their portfolio companies, including boards of charitable and educational institutions, public companies and former portfolio companies, and receive compensation in connection with such services and roles, none of which will offset or otherwise reduce the Fund’s Management Fee.

The Fund’s key personnel may also manage BDCs with overlapping investment mandates, creating potential conflicts of interest which may not always be resolved in favor of the Fund or the Unitholders.

Without limitation on the above, the Fund’s key personnel may serve in similar capacities for one or more Vista Entities that have been structured as closed-end management investment companies and have elected to be treated as business development companies under the 1940 Act (such entities, collectively, “BDCs”). The BDCs could be organized, funded and operated concurrently with the Fund and could target many of the same types of investments as the Fund targets. A BDC is required to be managed in accordance with the rules and regulations of the 1940 Act, which, in part, impose restrictions on the ability of the BDC to co-invest with the Fund, which may limit or restrict allocations of investments to the Fund. Although Vista has obtained and/or may be able to obtain exemptive relief from the SEC for certain of these co-investment restrictions, during the time a BDC is subject to such restrictions, Vista may determine that certain investment opportunities otherwise eligible for the Fund are more appropriate for the BDC, which would preclude the Fund from also participating in such investments. At any time following the receipt of exemptive relief from the SEC, although co-investment with the Fund would be permitted, Vista may continue to allocate certain types of investments solely to the BDC and/or allocate to the BDC a pro rata or other portion of certain types of investments that otherwise would be available to the Fund.

The affiliates of the Manager would not be precluded from serving as investment adviser to, or sharing senior management or investment personnel with the affiliated investment adviser of, such BDC. In fact, Vista currently expects that certain officers, managers and other personnel of the Manager would be shared with the BDC, and would be responsible for, among other things, managing day-to-day activities, implementing investment strategy, identifying investment opportunities and making investment recommendations. In serving in these dual capacities, the officers, managers and personnel of the Manager will devote only as much of their time to the Fund’s business as they determine is reasonably required, which may be substantially less than their full time. In addition to the limitations imposed by the 1940 Act, those persons could also face conflicts of interest making decisions related to the allocation, holding and disposition of investments that are within the mandate of both the Fund and the BDC. On account of the fulfillment of their obligations and responsibilities to the BDC or its investors, there can be no assurance that the Manager and its officers, managers and other personnel will always take actions that are in the Fund’s best interests or the best interests of the Unitholders.

The Fund’s possible participation in investments promoted by Vista Capital Markets may create potential conflicts of interest.

The Fund is authorized to make investments from time to time in transactions where Vista Capital Markets is acting as agent, broker, principal, arranger or syndicate manager or member on the other side of the transaction or for other parties in the transaction, in circumstances where the General Partner believes in good faith that the terms of such transactions, taken as a whole, are appropriate for the Fund and are otherwise in accordance with applicable law.

In connection with selling investments by way of a public offering, Vista Capital Markets is permitted to act as a member of the underwriting syndicate on a best efforts or firm commitment basis (although it will not purchase investments from the Fund in that capacity). Vista is also authorized (or is expected in the future to be authorized), on behalf of the Fund, to effect transactions, including transactions in the secondary markets where Vista Capital Markets is also acting as a broker or other advisor on the other side of the same transaction. Such transactions are generally known as “agency cross transactions”.

Whether or not Vista Capital Markets receives commissions from such agency cross-transactions as indicated above, it may nonetheless have a potential conflict of interest regarding the Fund and the other parties to those transactions to the extent it receives commission or other compensation from such other parties. Vista is permitted to retain without offset any commissions, remuneration or other profits that may be made in such transactions. The General Partner will approve any transactions in which Vista Capital Markets acts as an underwriter, as broker for the Fund or as broker or advisor on the other side of a transaction with the Fund only where the General Partner believes in good faith that such transactions are appropriate for the Fund, and, by executing the subscription agreement in connection with an investor’s admission to the Fund, each investor will consent to all such transactions, along with the other transactions involving conflicts of interest described herein, to the fullest extent permitted by law.

The Fund is marketed by Vista Capital Markets, through authorized distributors and intermediaries, which has an incentive to sell Units in the Fund, as subscriptions in the Fund generate fees for Vista; this incentive may conflict with the interest of investors.

Vista Capital Markets is an affiliate of Vista and serves as a marketing agent to the Fund. Representatives of Vista Capital Markets may also be employees or affiliates (as applicable) of Vista, the Fund, the General Partner or their affiliates. Vista Capital Markets does not provide services to investors or provide investment recommendations. Accordingly, Vista Capital Markets does not make any determination regarding whether an investment in the Fund is in the best interests of, or is suitable for, any investor. Investors should exercise their own judgment and consult with a financial professional prior to investing in the Fund. Moreover, in light of Vista Capital Markets’ affiliation with Vista, investors should be aware that Vista Capital Markets, through authorized distributors and intermediaries, has an incentive to sell Units in the Fund, as subscriptions in the Fund generate fees for Vista. This incentive may conflict with the interests of investors.

The existence of the General Partner’s Performance Participation Allocation and Management Fee creates an incentive for the General Partner and/or Vista to make more risky investments on behalf of the Fund, which may creative potential conflicts of interest between the General Partner and the Unitholders.

The existence of the General Partner’s Performance Participation Allocation and Management Fee creates an incentive for the General Partner and/or Vista to make more risky investments on behalf of the Fund than it would otherwise make in the absence of such performance-based compensation and/or Management Fee. In addition, as Vista manages other Vista Entities, for which it receives differing levels of performance-based compensation and/or management fees, Vista has a potential incentive to favor the Vista Entities or take increased investment risks on behalf of the Fund or said Vista Entities for which it receives a larger performance-based compensation and/or management fees.

While valuations will be undertaken according to the Fund’s valuation policy, Unitholders should nonetheless be aware that the General Partner has an incentive in maximizing the valuations on the basis of which the Fund’s NAV will be calculated, given this will positively impact the Fund’s NAV, and therefore the potential Management Fee, to which the Manager may be entitled. Such potential conflicts cannot be entirely mitigated and in the event that the actual values that materialize are different from those on the basis of which the NAV for the Fund is determined (and the Management Fee is calculated), then the General Partner shall not be required to reverse or recalculate the Fund’s (or its constituent entities’) NAV or such valuations, or return of any amount of Management Fees that have been based on such NAV calculations. In addition, the distributions to be received by the Recipient with respect to its Performance Participation Allocation will be based in part upon the Fund’s net assets value and Total Return as calculated by the General Partner (as described in the Fund LPA) which differs from the Fund’s NAV and returns. Unitholders should note that, where the General Partner and/or its affiliates holds Units or interests in the Fund following any in-kind remuneration, the General Partner will have a further incentive to maximize investment valuations to positively impact the Fund’s NAV and the value of such Units or interests. Unitholders should note that, to the extent the General Partner receives proceeds following any repurchase of such Units or interests, and such proceeds exceed the amount that would have been received had the General Partner’s remuneration instead been settled in cash, then the General Partner shall be entitled to retain such excess and shall not be liable to account for such excess to the Fund or any Unitholder.

More generally, the calculation of the Fund’s NAV includes certain subjective judgments with respect to estimating, for example, the value of the Fund’s portfolio and its accrued expenses, net portfolio income and liabilities (e.g., exclusion of potentially subjective or contingent liabilities that may arise on or subsequent to the sale of an Investment), and therefore, the Fund’s NAV may not correspond to realizable value upon a sale of those assets. See “—Risks Related to an Investment in the Units” including “—Valuations of Portfolio Companies are estimates of fair value and may not necessarily correspond to realizable value.,” “—The valuation methodologies used to value investments may change over time and have subjective elements.,” and “—The NAV per Unit may fluctuate significantly between valuation dates due to the incorporation of updated financial data and valuations of Investments, with no retroactive adjustments, potentially causing material increases or decreases in the NAV per Unit.” above.

The Fund LPA permits the General Partner to cause the Fund to distribute the General Partner’s share of securities resulting from an investment disposition by the Fund to the General Partner or its affiliates (including Vista personnel) in kind. This ability creates conflicts of interest between the General Partner and the Unitholders of the Fund. The General Partner will likely be incentivized to receive distributions in-kind of securities that it expects to increase in value because the benefits of such increase will inure solely to the General Partner, and the Fund or the Unitholders will not benefit from such increase.

Where the Management Fee is calculated taking into account the valuation of an investment (which may include expenses capitalized into the cost of such investment), the General Partner and/or Manager will have incentives to make determinations that result in a higher Management Fee to the Manager. Where the Fund LPA does not require Management Fees to be reduced in connection with investment reorganizations, restructurings, extraordinary dividends or similar transactions, the General Partner and/or the Manager expect to be incentivized to pursue such transactions. Further, Management Fees generally will not be reimbursed or refunded in the event of realizations, dispositions or partial write-downs or write-offs that occur partway through the relevant calculation period. Additionally, the amount of Performance Participation Allocation and Management Fees is dependent in part on the amount and timing of investment dispositions, and the General Partner and/or Manager expect to be subject to related conflicts of interest in determining whether and when to dispose of investments or make distributions, if at all, within the requirements of the Fund LPA. See “—Compensation to the General Partner and affiliates for services performed are based on Transactional NAV and depends partly on the General Partner’s valuation of investments, which may give rise to potential conflicts of interest between the General Partner’s responsibilities to the Unitholders and its financial incentives.” below for additional information.

To the extent the General Partner, the Manager, their employees and/or their respective affiliates commit to make an investment in the Fund, participation in or a portion of such investment may thereafter be transferred to others, subject to any express limitations thereon in the Fund LPA.

The Fund has acquired and/or expects to continue to acquire warehoused assets potentially at, above or below fair market value, and may syndicate investments to one or more other Vista Entities, creating conflicts of interest related to pricing, fees and timing that may not always be resolved in favor of the Fund or disclosed to Unitholders.

Vista or its affiliates or a third-party warehouse facility has acquired and/or expects to continue to acquire an interest in another Vista Entity or an investment as principal, and has sold or subsequently will sell some or all of it to the Fund. Vista has used and the Manager expects that Vista will continue to use its proprietary balance sheet and/or third-party warehouse facilities to continue to acquire Warehoused Assets and to contribute such Warehoused Assets in kind, at cost, at cost plus an interest rate or carrying cost charged from the time of acquisition to the time of transfer, at fair value, or at fair value plus an interest rate or carrying cost charged from the time of acquisition to the time of transfer, to the Fund in exchange for cash, Class V Units and/or other Units in the Fund and/or shares, units or interests (as applicable) of any Lower Funds, in particular during the Fund’s ramping period and from time to time thereafter. In particular, circumstances may arise where the Fund is not in a position to make an Investment (including due to the Fund not having sufficient amounts available to make such investment or because of timing constraints with respect to a relevant investment opportunity), in which case another Vista Entity or a third-party warehouse facility may (but shall not be obliged to) temporarily make such commitment or investment, or Vista may temporarily add the Investment to its proprietary balance sheet, as a warehoused investment for the benefit of the Fund (i.e., with a view to subsequently syndicating such commitment or investment to the Fund). Similarly, another Vista Entity or third-party warehouse facility may acquire an investment and subsequently syndicate, or sell some or all of it, to the Fund notwithstanding the availability of capital from the Unitholders and other investors thereof or applicable credit facilities which can be used by the Fund (which may include circumstances where such amounts as are available to the Fund have been earmarked or reserved for other uses or contingent liabilities).

The Fund may also acquire investments as principal and subsequently sell some or all of such investment to one or more other Vista Entities (including for warehousing purposes) and vice versa.

Any such transfers may be made (i) at fair value or at fair value plus an interest rate or carrying cost charged from the time of acquisition to the time of transfer (including, as applicable, any related syndication/transfer/holdings fees, costs and expenses and any associated taxes) or (ii) at cost, or at cost plus an interest rate or carrying cost charged from the time of acquisition to the time of transfer (including, as applicable, any related syndication/transfer/holdings fees, costs and expenses and any associated taxes), notwithstanding that the fair market value of any such investments may have declined below or increased above cost from the date of acquisition to the time of such transfer. It may be possible that the Fund acquires transferred assets from a member of Vista or its affiliates at above fair market value, and/or separately sells assets to a member of Vista or its affiliates at below fair market value. The Independent Directors will approve the price, terms and conditions of such transfer and may approve or waive any conflicts arising in connection therewith on behalf of the Unitholders. Also, Vista may charge fees on these transfers to either or both of the parties to them (without deduction of, or offset against, the Management Fee) and/or the Vista Entities and/or Vista itself could receive compensation (including ticking, financing, commitment, warehousing, syndication and other fees and/or interest), which compensation will not be shared with Unitholders and/or otherwise result in an offset of the Management Fees. The Fund may have to accept limited representations and warranties as to the interests being acquired from a relevant member of Vista. Vista will be permitted to retain any portion of an investment initially acquired by them with a view to syndication to co-investors or other potential purchasers to the extent such portion has not been syndicated after reasonable efforts to do so. As part of structuring such syndication and warehousing arrangements, Vista may require the Fund to enter into conditional purchase agreements, whereby the Fund agrees to acquire future warehoused investments: (i) prior to their original acquisition; and/or (ii) prior to the Fund having the requisite available capital to acquire such assets, in each case with such sale being conditional upon the Fund having sufficient available capital in order to acquire the relevant warehoused assets. Vista may enter into a warehousing arrangement prior to the formation of the Fund and, as part of the structuring of such syndication and warehousing arrangement, Vista would expect to require the Fund to enter into a conditional purchase agreement on similar terms to those described in the foregoing sentences. Conflicts of interest are expected to arise in connection with these potential warehousing arrangements and any related affiliate transactions, including with respect to timing allocations of investments to such warehousing, structuring, pricing and other terms of the transactions related thereto. For example, Vista will have a conflict of interest when it or another Vista Entity receives fees for warehousing and/or transferring to the Fund all or a portion of an Investment. Vista may also have conflicts of interest when determining the timing and order of the Fund’s acquisition of warehoused investments from other Vista Entities which Vista manages and/or operates, for example, conflicts of interest relating to the previous and/or expected performance of such a warehoused investment.

Such syndications may also occur over time in multiple transactions and following the closing of the investment. Management Fees will begin accruing as of the date of the initial commitment of a particular investment by the other Vista Entity (i.e., Management Fees will be charged as if the Fund had participated in the investment from the date the investment was first committed to, which will result in Management Fees being charged on a retroactive basis in cases where the Fund acquires its interest in the investment via syndication). If any such intended syndication is not ultimately consummated, Vista, the Fund or the other party that initially acquired such portion will be expected to retain it, leading to the Fund or such other party having more of the applicable investment (including fees and expenses relating to such unconsummated syndication) initially intended to be syndicated than it would otherwise have had if such syndication had not initially been contemplated. For the avoidance of doubt, the Fund and other Vista Entities participating in such investment will likely not take part in any such syndication in the same manner or to the same extent (if at all) or may participate in a syndication alongside the Fund but at a different interest rate, due to legal, regulatory, accounting, administrative, or other considerations. Any such syndication that is not ultimately consummated could result in Vista, the Fund or the other parties retaining a different share of the investment than initially intended. The Sponsor is not required to reimburse the Fund, and the Fund will be charged for Management Fees paid or payable with respect to amounts acquired with the intent to syndicate such amounts to co-investors or other persons.

These conflicts related to syndication of investments and warehousing will not necessarily be resolved in favor of the Fund, and Unitholders may not be entitled to receive notice or disclosure of the occurrence of these or other associated conflicts. By subscribing for Units, Unitholders will be deemed to have consented to the syndication of investments and warehousing to the extent such transactions are approved by the Independent Directors.

Any material adverse change in the ability of the General Partner and/or Manager to build and maintain a network of broker-dealers and financial intermediaries could negatively impact the Fund’s ability to raise capital and implement its investment strategy.

Any material adverse change to the ability of the General Partner and/or Manager to build and maintain a network of licensed securities broker-dealers, financial intermediaries and other agents could have a material adverse effect on the Fund’s business and the offering. If the General Partner and/or Manager is unable to build and maintain a sufficient network of participating broker-dealers and financial intermediaries to distribute Units in the issuance, the Fund’s ability to raise proceeds through the issuance and implement the Fund’s investment strategy may be adversely affected. In addition, the Manager may in the future serve as dealer manager for other Vista PE Funds. As a result, the Manager may experience conflicts of interest in allocating its time between the issuance and such other issuers, which could adversely affect the Fund’s ability to raise capital through the issuance and implement the Fund’s investment strategy. Further, the participating distributors retained by the General Partner and/or Manager may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as the Fund, which they may elect to emphasize to their retail clients. This may further adversely impact the ability of the Fund to raise capital and therefore its ability to implement the investment strategy of the Fund.

Vista’s co-investment arrangements and allocation policies may create potential conflicts of interest since co-investors may receive preferential terms and may reduce the Fund’s investment opportunities.

In addition to the other investment activities listed above (see “—Vista manages multiple entities and investment vehicles that may compete with the Fund for resources, investment opportunities and personnel, creating potential conflicts of interest that may not be resolved in favor of the Fund or Unitholders.” above), which are likely to require the General Partner, the Manager, the non-Independent Directors and other employees of Vista to devote substantial amounts of their time to matters unrelated to the business of the Fund, the Fund will invest in investment opportunities with other Vista Entities (including any vehicle formed to invest alongside the Fund or any other Co-Invest Fund (as defined below) as part of Vista’s Co-Investment Strategies (as defined below) or otherwise), whether already formed or those that may be formed in the future (together, the “Vista Co-Investors”, and each a “Vista Co-Investor”). Vista’s

“Co-Investment Strategies” means the Co-Investment Program and the Co-Invest SMA Program (each, as defined below). The Co-Investment Program is a formal program sponsored by Vista that individual clients enter into in order to co-invest alongside Vista Entities through investment vehicles formed pursuant to Vista’s co-investment strategies (each, a “Co-Invest Fund”) that are established on an investment-by-investment basis. The Co-Invest SMA Program is a program through which Vista establishes Co-Invest Funds for individual clients to co-invest alongside Vista Entities; Vista retains varying degrees of discretion over the management of, and deployment of capital from, such co-investment vehicles, and such vehicles may invest both directly in one or more Vista PE Funds and co-invest alongside one or more Vista Entities. In addition, Vista reserves the right to establish one or more vehicles specifically to co-invest alongside the Fund.

The Fund also reserves the right to invest in investment opportunities together with third-party co-investors and other persons such as private equity or debt fund sponsors. Vista reserves the right to also offer or commit to offer co-investment opportunities that are made available to the Fund to certain co-investment vehicles sponsored or advised by Vista (including vehicles in which Vista personnel and their affiliates, senior advisors and other associated persons and their affiliated entities may invest) and/or certain third-party co-investors (including Vista and its affiliates, other Vista PE Funds, any companion funds, consultants, executive advisors, persons associated with a portfolio company and other third-parties, including persons who Vista believes will provide a benefit to a Vista PE Fund and/or one or more portfolio companies or who provide a strategic or similar benefit to Vista, a Vista PE Fund, and/or a portfolio company) and other persons, including investment vehicles managed or advised by private equity or debt fund sponsors and strategic investors (together with the Vista Co-Investors, the “Co-Investors”) and, in such circumstances, the size of the investment opportunity otherwise available to the Fund may be less than it would otherwise have been. Co-investment opportunities may be offered to some and not all limited partners or Unitholders in Vista’s sole discretion. Additionally, a limited partner or Unitholder may be offered fewer co-investment opportunities than other limited partners in the same Vista Entity or Unitholders in VistaOne. Investing in the Fund does not give any rights, entitlements or priority to co-investment opportunities in VistaOne or the other Vista Entities. Decisions regarding whether and to whom to offer co-investment opportunities, as well as the applicable terms on which a co-investment opportunity is made, are made in the sole discretion of Vista or its affiliates or other participants in the applicable transactions, such as co-sponsors.

Allowing for any co-investment generally reduces the amount of the relevant investment opportunity that theoretically could have been taken by the Fund, and because co-invest opportunities generally appeal to Fund investors and third parties, Vista expects to be subject to potential conflicts of interest in determining the amount of any given investment opportunity that should be allocated to the Fund.

In connection with the acquisition of a Portfolio Company, the General Partner reserves the right to make (or commit to make) an investment in such Portfolio Company with a view towards selling a portion of such investment to Co-Investors or other persons prior to or following the closing of the acquisition. In such event, the General Partner generally will sell down or transfer such interests to the Co-Investors at the cost in which the Fund made its investment (including any applicable interest expense). In making such determination, the General Partner may consider a number of factors, including (i) the General Partner’s view as to the materiality of the change in valuation of the applicable interest subject to sell down or transfer and (ii) the General Partner’s interest in limiting the Fund’s exposure to a given investment. Any such determination will ultimately be subject to the policies and procedures of Vista’s Allocation and Conflicts Oversight Committee, which are subject to change from time to time. Accordingly, the Fund will bear the risk that some or all of the excess portion of such investment may not be sold or may be sold only on unattractive terms, including, for example, the risk that a portion of the investment will be syndicated at a reduced cost, at cost or at a lower amount at a time when the General Partner believes the value of such investment has appreciated or should be higher than that paid (or willing to be paid) by a Co-Investor. To the extent such a syndication is made, the General Partner’s interest in limiting the Fund’s exposure to a given investment while providing a potential benefit to Co-Investors investing at such lower values will give rise to a potential conflict of interest. As a consequence of a failed co-investment syndication process or a co-investment syndication on unattractive terms, the Fund would be required to (i) bear the entire portion of any breakup, topping or other fees, costs and expenses related to such investment (including the proportionate share of such amounts that were expected to have been borne by Co-Investors), (ii) hold a larger-than-expected investment in such Portfolio Company, (iii) receive less-than-fair-market value for the syndicated portion of the investment and/or (iv) realize lower than expected returns from such investment.

Vista or its affiliates, directly or through a vehicle, may also purchase, as an investment with the Fund, a portion of an investment opportunity that Vista or its affiliates intend at the time of such investment to bridge or warehouse for the benefit of an existing or potential Co-Investor or Vista Entity. In connection with such transaction, Vista or its affiliates would expect to dispose of its portion of such investment at a time when the Fund would continue to hold such investment, and the Fund would not be given the opportunity to dispose of any portion of its investment as part of such transaction.

Certain Co-Investors may be established principally for the benefit of Vista personnel, senior advisors and associated persons (which may include executives of Vista, Vista Consulting Group (“VCG”), Portfolio Companies (directly or indirectly) and external consultants) and such Co-Investors typically will not be subject to management fees or carried interest or other performance compensation. Management fees and carried interest or other performance compensation applicable to other Co-Investors will be established by Vista in its sole discretion and may be less than those applicable to the Fund. Certain Co-Investors not comprising Co-Investors established for the benefit of Vista and/or VCG personnel, senior advisors and associated persons may not be subject to or otherwise charged any management fees and/or carried interest or other performance compensation. Certain Co-Investors co-investing with the Fund likely will have interests or requirements that conflict with and adversely impact the Fund (for example, with respect to their liquidity requirements, available capital, the timing of acquisitions and dispositions or control rights). Co-investment opportunities are generally extended based on a range of factors, including, but not limited to: (a) the absolute size of the transaction; (b) the remaining available capital in the Fund; (c) the level of risk associated with the transaction in relation to the size of the equity commitment and the composition of the Fund’s portfolio; (d) whether there may be an ability or obligation for the Fund to put in additional capital at a later stage, which may reduce the amount of capital that the Fund can invest up-front in a particular transaction; (e) whether regulatory, legal or other risks may result in a desire to own less than a certain percentage of the overall equity; or (f) whether there is a third party that Vista has determined provides independent value to a transaction (including in connection with sourcing, acquiring, holding, financing, managing, operating, or monitoring such investment) or otherwise to Vista, the Fund or one or more Portfolio Companies that is sufficient to justify the Fund investing appropriately lesser amounts in order to enhance the return profile of the investment. In the event Vista determines that there is a portion of an investment that is available for co-investment, it may select Co-Investors for such co-investments based on a range of factors, including, but not limited to, the opportunity to further a relationship with a Co-Investor that may have indirect long-term benefits to Vista, and the Co-Investor’s: (i) ability to enhance the value of the investment; (ii) ability to make timely, binding decisions; (iii) ability to participate in follow-on financing rounds; (iv) ability to make investments of scale; (v) impact on tax, regulatory, legal and similar considerations; (vi) prior co-investment experience; (vii) confidentiality concerns that may arise in connection with providing a Co-Investor with specific information relating to an investment opportunity; (viii) Vista’s perception of whether an investment opportunity may subject the other investors to legal, tax, regulatory, reporting, or other burdens that make it less likely that the other investor or person would act upon the investment opportunity if offered (including whether the investor or a party has a complicated tax structure that would require particular structuring implementation or covenants that would not otherwise be required); (ix) Vista’s perceptions of its past experiences and relationships with the investor or person, such as the willingness or ability of the investor or person to respond promptly and/or affirmatively to potential investment opportunities previously offered by Vista and the expected amounts of negotiations required in connection with an investor or person’s commitment (including if a co-investment vehicle has already been formed to facilitate the investment); (x) the character and nature of the co-investment opportunity (including the potential co-investment amount, structure, geographic location, tax characteristics and relevant industry); (xi) the level of demand for participation in such co-investment opportunity; (xii) the ability of a potential co-investment party to aid in operating or monitoring the investment or the possession of certain expertise by a potential co-investment party and the potential co-investment party’s relationship with the management team of the potential Portfolio Company and whether the potential co-investment party has any existing positions in the Portfolio Company; (xiii) any interests a potential co-investment party has in any competitors of the Portfolio Company; (xiv) Vista’s evaluation of whether the profile or characteristics of the potential co-investment party may have an impact on the viability or terms of the proposed investment opportunity and the ability of the Fund to take advantage of such opportunity (for example, if the investor or person is involved in the same industry as a target company in which the Fund wishes to invest, or if the identity of the investor or person, or the jurisdiction in which the potential co-investment party is based, may affect the likelihood of the Fund being able to capitalize on a potential investment opportunity); (xv) whether Vista believes that allocating investment opportunities to an investor or person will help establish, recognize, strengthen, and/or cultivate relationships that may provide indirectly longer-term benefits (including strategic, sourcing or similar benefits) to the Fund and/or Vista and whether the potential co-investment party has demonstrated a long-term and/or continuing commitment to the potential success of the current or future Vista Entities and/or Vista; (xvi) rights of priority with respect to co-investment allocations granted by virtue of the Co-Investor’s participation in Vista’s Co-Investment Strategies; (xvii) whether a potential co-investment party has a history of participating in opportunities; (xviii) size and nature of other co-investment opportunities (if any) expected to be available around the same time; (xix) the extent to which a potential co-investment party has been provided a greater amount of co-investment opportunities relative to others; (xx) the composition of a co-investment vehicle’s portfolio; (xxi) whether the potential co-investment party would require any governance rights that would complicate the transactions (or, alternatively, whether the potential co-investment party would be willing to defer to Vista and assume a passive role in governing a Portfolio Company); (xxii) rights of priority with respect to co-investment allocations by virtue of the Co-Investor’s participation in either the Co-Investment Program or the Co-Invest SMA Program; (xxiii) whether and to what extent the Co-Investor will pay management or performance-based fees (including different carried interest); (xxiv) operational complexities; and (xxv) any considerations deemed relevant by Vista in good faith. In addition, from time to time, Vista or its affiliates will participate alongside the Fund in an investment, which will reduce the amount of any co-investment opportunities available to Unitholders. The factors above are not listed in order of importance or priority and Vista is not required to, and does not, consider all of the factors described above in any particular investment and some factors may be more or less important depending upon the nature of the particular investment and attendant circumstances or from which fund strategy the co-investment opportunity was generated. For discretionary follow-on investments into certain existing assets, Vista may utilize updated metrics and reevaluate the considerations above, as applicable, to allocate opportunities across funds and entities under certain conditions.

From time to time, the Manager has arranged certain above-the-fund structured equity vehicles that serve to increase the amount of general partner commitment available to Vista principals (“GP commitments”) in Vista Entities. Such GP commitments are in addition to the contractually required minimum GP commitment in the applicable Vista Entities, and further align Vista’s interest with its investors. Certain other structured equity vehicles make additional investments in holding companies that invest directly in portfolio companies or investments. These vehicles are either alongside a Vista Entity or below-the-fund and provide additional leverage for such holding companies.

Notwithstanding the foregoing, Vista is generally required to first present to the Co-Investment Program and any Co-Invest Funds established for individual clients pursuant to the Co-Invest SMA program over which Vista has investment discretion (such Co-Invest Funds, the “Vista Co-Invest Funds”) all co-investment opportunities arising with respect to another Vista PE Fund that are not allocated to another Vista PE Fund; provided that (i) such investment opportunities, in Vista’s good faith judgment, meet the Co-Investment Program’s or the Vista Co-Invest Funds’ respective investment criteria, guidelines, limitations, restrictions and terms and (ii) a Co-Invest Fund established pursuant to the Co-Investment Program or the Co-Investment SMA Program is able to make such investments and such investments are not materially limited as a result of investment restriction or applicable law or regulation. Any co-investment opportunities remaining after such presentation to the Co-Investment Program may then be presented to other participants of the Co-Invest SMA Program and/or other third-party Co-Investors based on the factors listed above. Subject to applicable contractual restrictions, Vista retains broad discretion in establishing the terms of the Co-Investment Strategies and other co-investment arrangements.

Vista’s allocation of investment opportunities among investors or persons and in the manner discussed above may not, and often will not, result in proportional allocations among such persons, and such allocations may be more or less advantageous to some such persons relative to other such persons. For example, Vista may be incentivized to offer a co-investment opportunity to certain investors or persons over others based on its economic arrangements with such persons (including, for example, whether Vista and/or the General Partners are entitled, under arrangements made with certain potential co-investment parties, to additional management fees, carried interest, or other fees based on the availability of co-investment opportunities offered to such parties). Different economic arrangements among co-investment parties will also create an incentive for Vista to allocate certain co-investment opportunities (for example, those that are expected to generate higher carry) to the co-investment party with greater economic potential for Vista (e.g., those with higher management fees and/or performance-based fees). In addition, Vista will maintain full discretion regarding Vista or Vista PE Funds implementing their investment strategies, including in the acquisition and ownership composition of portfolio companies, and certain investment vehicles managed or advised by private equity or debt funds, co-sponsors, co-underwriters, financing parties and other persons who Vista believes will provide a benefit to a Vista PE Fund and/or one or more portfolio companies or who provide a strategic or similar benefit to Vista, a Vista PE Fund, and/or a portfolio company may receive allocations of investment opportunities in priority to other Co-Investors. While Vista will allocate investment opportunities in a manner that it believes in good faith is fair and equitable to its clients under the circumstances over time and considering relevant factors, there can be no assurance that the Fund’s actual allocation of an investment opportunity, if any, or the terms on which that allocation is made will be as favorable as they would be if the conflicts of interest to which Vista may be subject, discussed herein, did not exist. From time to time, Vista’s Allocation and Conflicts Oversight Committee may make allocation determinations and/or resolve conflicts of interest as they arise between the Vista PE Funds, strategies, and/or other parties.

In the event Vista determines to offer an investment opportunity to Co-Investors, there can be no assurance that Vista will be successful in offering a co-investment opportunity to a potential Co-Investor, in whole or in part, that the closing of such co-investment will be consummated in a timely manner, that the co-investment will take place on the terms and conditions that will be preferable for the Fund, or that expenses incurred by the Fund with respect to the syndication of the co-investment will not be substantial, and the Fund bears the risk that any or all excess portion of an investment is not sold or is sold on unattractive terms. As a consequence, the Fund may bear the entire portion of any fees, costs and expenses related to such investment including, but not limited to, break-up fees and hold a larger than expected portion of such investment. Further, it is possible that a potential co-investment party may experience financial, legal or regulatory difficulties and may, from time to time, have economic, tax, regulatory, contractual or other business interests or goals that are inconsistent with those of the Fund and as a result, may take a different view from Vista as to appropriate strategy for an investment or may be in a position to take a contrary action to the Fund’s investment objective. In the event that Vista is not successful in offering a co-investment opportunity to potential Co-Investors, in whole or in part, the Fund may consequently hold a greater concentration and have more exposure in the related investment opportunity than was initially intended, which could make the Fund more susceptible to fluctuations in value resulting from adverse economic and/or business conditions with respect thereto. An investment that is not syndicated to Co-Investors as originally anticipated could significantly reduce the Fund’s overall investment returns. Similarly, it is possible that the market value of an investment may increase between the time that Vista closes on the investment and the time that the syndication is completed. In most cases the purchase price paid by syndicate buyers will not reflect this increase. Therefore, it is possible that the Fund overcommits to an investment and will bear a disproportionate allocation of the risks associated with the transaction without being compensated for assuming such risks.

Co-Investors may purchase their interest in an investment at the same time as the Fund or may purchase their interest from the Fund after the Fund has consummated the investment structured in such case as a post-closing sell down or transfer. Vista will generally seek to ensure that the Fund and any Co-Investors participate in any co-investment and any related transactions on comparable economic terms to the extent Vista determines appropriate and subject to legal, tax, financing, regulatory and other considerations. Unitholders should note, however, that such participation may not be appropriate in all circumstances and that the Fund may participate in such investments on different and potentially less favorable economic terms than other parties if Vista deems such participation as being otherwise in the Fund’s interests. Each co-investment opportunity (should any exist) is likely to be different than other co-investment opportunities and the allocation of each such opportunity will be dependent on the facts and circumstances specific to that unique situation (e.g., timing, industry, size, geography, asset class, projected holding period, exist strategy and counterparty). This may have an adverse impact on the Fund. To the extent the Fund borrows under a credit facility in order to acquire a portion of an investment (or pay related expenses) that it subsequently sells down to a Co-Investor, the interest accrued on such borrowing may be paid by the Fund and borne by its Unitholders.

At times, a transaction counterparty will, in certain circumstances, require facing only one fund entity, which can be expected to result in (a) if the Fund is a direct counterparty to a transaction, the Fund being solely liable with respect to its own share as well as other Vista Entities’ shares of any applicable obligations, or (b) if the Fund is not the direct counterparty, the Fund having a contribution obligation to the relevant other Vista Entities (including VistaOne Lux). The Fund and/or any other Vista Entity participating directly in an investment customarily may provide an equity commitment letter or similar undertaking and related commitments to the seller and/or another relevant counterparty (for example, an applicable regulatory authority) in connection with a potential investment covering the entire equity funding obligation for the relevant investment, including amounts expected to be funded by any parallel vehicles, other Vista Entities and/or other Co-Investors, as applicable. Additionally, the Fund and/or the relevant Vista Entity may customarily fund the entire amount of any deposit or similar up-front payment or contribution that is required in connection with a potential investment. The Sponsor has adopted policies and procedures governing the allocation of the obligations under such undertakings and the liability with respect to such deposits and any broken deal expenses among the Fund and/or the relevant Vista Entity and its or their respective parallel vehicles, any other Vista Entity and other Co-Investors. However, such parallel vehicles, other Vista Entities and other Co-Investors expected to participate in a potential investment generally may not be parties to such undertakings or commitments. Therefore, the funding obligation under an equity commitment letter or similar undertaking and any related commitment as well as the risk of loss with respect to any deposit and/or broken deal expenses will remain the primary obligation and risk of the Fund and/or the relevant Vista Entity, while any such parallel funds, other Vista Entities and other Co-Investors participating in the relevant investment will be liable only for their respective shares of the funding obligation or deposit and/or broken deal expenses as determined under the Sponsor’s policies and procedures, which for certain entities, would only impose liability as and when, and to the extent that, they enter into a joinder or other equity commitment undertaking, which (if entered into) may not occur until after signing of the relevant transaction documents.

Alternatively, a counterparty may agree to face multiple funds, which could result in the Fund being jointly and severally liable alongside other Vista Entities for the full amount of the applicable obligations. Similarly, there could be transactions with respect to which, to address legal, tax, regulatory, administrative or other commercial considerations the Sponsor determines to utilize the Fund to make an investment commitment for a proposed investment on the behalf of the Fund and one or more other Vista Entities (or vice versa) with the expectation that such other Vista Entities (or VistaOne Lux, as applicable) assumes its share of the relevant funding obligation prior to closing (it being understood that final allocation decisions and approvals are typically made shortly prior to closing an investment). In cases in which the Fund could be responsible for the liability of one or more other Vista Entities, or vice versa, the applicable parties would generally enter into a back-to-back or other similar contribution or reimbursement agreement. Likewise, for certain Investment-related hedging transactions, it can be expected to be advantageous for counterparties to trade solely with the Fund. For these transactions, it is anticipated that the Fund would then enter into back-to-back trade confirmations with deal-specific aggregators as well as guarantees, keepwells or other similar arrangements with the relevant Vista Entities. The party owing under such an arrangement may not have resources to pay its liability, however, in which case the other party will bear more than its pro rata share of the relevant loss. In certain circumstances where the Fund participates in an investment alongside any other Vista Entities, to the fullest extent permitted by applicable law, (including a co-investment vehicle), the Fund could bear more than its pro rata share of relevant expenses relating to such investment, including, but not limited to, as the result of such other Vista Entities not having resources to bear such expenses (e.g., as a result of such other Vista Entities’ insufficient reserves or inability to call capital contributions to cover such expenses.) It is not expected that the Fund or other Vista Entities will be compensated for agreeing to be primarily liable vis-à-vis a third-party counterparty. Moreover, in connection with the divestment of all or part of a Portfolio Company (e.g., an initial public offering) and/or the wind-down of a Portfolio Company, Vista will seek to track the ownership interests, liabilities and obligations of the Fund and any other Vista Entities owning an interest in the Portfolio Company comprising such operating business, but it is possible that the Fund and applicable other Vista Entities will, in certain circumstances, incur shared, disproportionate or crossed liabilities. Furthermore, depending on various factors including the relative assets, expiration dates, investment objectives and return profiles of each of the Fund and such other Vista Entities, it is possible that one or more of them will have greater exposure to legal claims and that they will have conflicting goals with respect to the price, timing and manner of disposition opportunities.

If a proposed transaction is not consummated and no co-investment vehicle is formed or a Co-Investor is not admitted to a vehicle that is formed, the full amount of expenses relating to such proposed but unconsummated transaction would be borne by the Fund as proposed investors for such proposed transaction (including reverse termination fees, extraordinary expenses, such as litigation costs and judgments, and other expenses). If a co‐investment vehicle is formed, a Vista Co-Investor is admitted to such vehicle, and such vehicle is fully permitted to participate in such transaction, such entity generally will bear expenses related to its formation and operation, many of which are similar in nature to those borne by the Fund, although, from time to time, the Fund alongside which a co-investment vehicle is investing generally will bear such costs directly or indirectly. In the event that a transaction in which a co‐investment was planned, including a transaction for which a co-investment was believed necessary in order to consummate such transaction, ultimately is not consummated, all broken deal expenses relating to such unconsummated transaction (including reverse termination fees, extraordinary expenses such as litigations costs and judgments, and other expenses) could be borne entirely by the Fund, and not by any prospective co‐investors, that were to have participated in such transaction. As a result, such costs are typically borne by the Fund as proposed investors in such proposed transaction, which will result in the Fund bearing more than its pro rata share of such unconsummated transaction costs. In many cases, no co-investment vehicle will have been formed at such time. Similarly, co-investment vehicles may not be allocated any share of break-up fees paid in connection with such an unconsummated transaction. However, to the extent that such co‐investors have already invested in a co-investment or other vehicle in connection with such planned transaction, and such vehicle is fully permitted to participate in such transaction, the vehicle will generally bear its share of such broken deal expenses where permitted by such vehicle’s governing documents. To the extent the Fund makes use of a credit facility to invest in a Portfolio Company or pay related expenses, it generally will not be reimbursed separately by Co-Investors for use of the facility.

Costs associated with proposed but unconsummated transactions are expected to include, among other things, legal, accounting, advisory, consulting or other third-party expenses (including amounts payable to third parties), any travel and travel-related and accommodation expenses, all fees, costs, and expenses of lenders, investment banks and other financing sources in connection with arranging financing for a proposed investment (including commitment fees), any break-up fees, reverse termination fees, topping, termination costs of negotiating co-investment documentation (including non-disclosure agreements with counterparties), the costs from onboarding (i.e., know-your-client) investment entities with a financial institution, expenses incurred in connection with any tax audit, investigation, settlement or review of the investment entities, or other similar fees, extraordinary expenses such as litigation costs and judgments and other expenses, and any deposits or down payments of cash or other property which are forfeited in connection with a proposed investment that is not consummated.

As a general matter, the Sponsor expects that until a potential Investment is formally allocated to another Vista Entity and/or potential co-investors (it being understood that final allocation decisions and approvals are typically made shortly prior to closing an investment), the Fund is expected to bear the broken deal expenses for such Investment (even if it was anticipated that such potential investment might be formally allocated to another Vista Entity and/or potential co-investors instead of the Fund, which can result in substantial amounts of broken deal expenses being borne by the Fund. In the event broken deal expenses are allocated to another Vista Entity or a co-investment vehicle, the Sponsor or the Fund will, in certain circumstances, advance such fees and expenses without charging interest until paid by the other Vista Entity or co-investment vehicle, as applicable. Additionally, certain co-investment vehicles or certain potential co-investors, including other Vista Entities, who might have invested in a transaction had it been consummated, such as potential investors in co-investment structures relating to a specific investment where the legally binding agreements relating to such co-investment are not executed until the time of the deal closing, will not be allocated any share of any break-up or topping fees or broken deal expenses (and such expenses will be allocated to the Fund, unless the Sponsor determines otherwise in its discretion or as may be set forth in the relevant operative agreements or as required by applicable law. In addition, certain Portfolio Companies will provide transaction support services (including identifying potential investments) to the Fund, other Vista Entities and their respective Portfolio Companies in respect of certain investments that are not ultimately consummated. The Sponsor will endeavor in good faith to allocate such broken deal-related costs among the Fund and such other Vista Entities as it deems appropriate under the particular circumstances, including the allocation of certain expenses equally among the vehicles that were expected to participate in an investment that was not consummated. Any methodology used to determine the allocation of such broken deal expenses to the Fund and any other Vista Entities or co-investment vehicles (including the choice thereof) involves inherent conflicts and will not result in perfect attribution and allocation of such costs, and there can be no assurance that a different manner of allocation would result in the Fund and its Portfolio Companies bearing less or more of such costs. Further, any of the foregoing costs, although allocated in a particular period, could be allocated based on activities occurring outside such period. Additionally, while the allocation of such costs can be expected to generally be based on the relative expected investment sizes (as determined by the Vista in good faith), in certain circumstances they may be based on any of a number of different methodologies, including, without limitation, the aggregate value or number of, or invested capital in, transactions consummated in the applicable prior quarter, and therefore the Fund could, to the fullest extent permitted by applicable law, pay more than its pro rata portion of such cost based on its actual usage of such services.

Furthermore, as described below under “—Vista manages several entities with similar investment goals, which may lead to conflicts of interest when allocating investment opportunities, and the Fund may not always receive its proportional allocations”, Vista and its personnel may manage assets for one or more advisory clients through a separate account or similar arrangement employing an investment strategy investing in parallel with, or similar to, the strategy of the Fund. Such arrangements may afford those clients different terms than the Unitholders with respect to fees and expenses, subscription, liquidity and the content and frequency of reports. Advisory clients that have been granted additional access to portfolio information or enhanced transparency may be able to make investment decisions based on information and at times not generally available to other investors, including the Unitholders. Any such investment decisions made by these advisory clients on the basis of such information, including as related to the exercise of any liquidity rights, could adversely affect the market value of the Fund’s investments and therefore the value of the interests the Fund.

For an additional description of Vista’s allocation procedures with respect to co-investment opportunities, please see Part 2 of the Form ADV for Vista Equity Partners Management, LLC.

Vista manages several entities with similar investment goals, which may lead to conflicts of interest when allocating investment opportunities, and the Fund may not always receive its proportional allocations.

Certain inherent conflicts of interest arise from the fact that Vista provides investment management services to both the Fund and other Vista Entities, including the allocation of co-investment opportunities among the Fund and such other Vista Entities.

The General Partner, the Manager and their affiliates may give advice and make investment recommendations to other Vista Entities that differ from advice given to, or investment recommendations made to, the Fund, even though their investment objectives may be the same or similar to those of the Fund. Other Vista Entities, whether now existing or created in the future, could compete with the Fund for the purchase and sale of all or a subset of investment opportunities (see “—Vista may make investments that compete with Portfolio Companies without considering the Fund’s interests, potentially resulting in adverse consequences for the Fund and its Portfolio Companies.” below).

While Vista will seek to manage potential conflicts of interest in good faith, the portfolio strategies employed by Vista in managing its other entities could conflict with the transactions and strategies employed by Vista, the General Partner and the Manager in managing the Fund and may affect the prices and availability of the investments. Conversely, participation in specific investment opportunities may be appropriate, at times, for both the Fund and other Vista Entities. Allocation of identified investment opportunities among the Fund and other Vista Entities presents inherent conflicts of interest where demand exceeds available supply. Unitholders should note that the conflicts inherent in making such allocation decisions likely will not always be resolved to the advantage of the Fund.

With respect to the allocation of investment opportunities among the Fund and other Vista Entities, as a general matter, and subject to the Fund LPA, Vista and its affiliates will allocate investment opportunities (and realization opportunities) between the Fund and such other Vista Entities in a manner that is consistent with the adopted written investment allocation policies and procedures established by Vista and its affiliates, which may be amended from time to time, designed to ensure allocations of opportunities are made over time on a basis it determines to be fair and equitable to its clients under the circumstances.

While the Fund and VistaOne Lux have substantially similar investment objectives and are expected to have highly overlapping investment portfolios, the Fund and VistaOne Lux are operated as distinct investment structures. As a result, certain conflicts of interest may arise between the Fund and VistaOne Lux with respect to the allocation of investment opportunities. Investment opportunities are allocated between the Fund and VistaOne Lux in accordance with the foregoing and as otherwise described herein with respect to allocations of investment opportunities between the Fund and other Vista Entities, and such allocations between the Fund and VistaOne Lux are made in accordance with Vista’s prevailing policies and procedures on a basis that the Sponsor believes to be fair and reasonable in its sole discretion, which may be pro-rata based on available capital, subject to any one or more of the following considerations: (i) any applicable investment strategies, mandates, objectives, focus, parameters, guidelines, limitations, liquidity positions and requirements of the Fund and VistaOne Lux; (ii) available capital of the Fund and VistaOne Lux; (iii) legal, tax, accounting, regulatory and any other considerations deemed relevant by the Sponsor, including, without limitation, (a) the sector and geography/location of the investment, (b) the specific nature (including size, type, amount, liquidity, holding period, anticipated maturity and minimum investment criteria (to the extent such factors are applicable)) of the investment, (c) expected cash characteristics of the investment (such as cash-on-cash yield, distribution rates or volatility of cash flows), (d) expected capital expenditures required as part of the investment, (e) portfolio diversification and concentration concerns with respect to the Fund and VistaOne Lux, (f) repurchase or redemption requests and anticipated future subscriptions for the Fund and VistaOne Lux, (g) anticipated tax treatment of the investment, (h) timing expected to be necessary to execute an investment, and (i) other considerations deemed relevant by the Sponsor in good faith. Each of the above similarly applies with respect to any allocations of investment opportunities between the Fund and other Vista Entities, in accordance with the other considerations described herein.

As an initial matter, Vista and its affiliates will evaluate key characteristics regarding the target investment, including the enterprise value and operational maturity of the target and/or the nature of the investment (i.e., debt or equity) to determine which Vista PE Funds are eligible to participate in the opportunity, considering whether such opportunity meets the investment objective, strategy (including due to such target falling within a particular industry vertical or otherwise due to defining characteristics such as sustainability or similar considerations applicable to the Fund or such other Vista PE Funds) and targeted portfolio construction criteria of one or more Vista Entities. Prior to making any allocation to a Vista Entity of an investment opportunity, Vista, in its discretion, determines what additional factors may restrict or limit the offering of an investment opportunity to one or more Vista Entities (e.g., obligation to offer, related investments or legal and regulatory exclusions, etc.). In allocating investment opportunities, Vista reserves the right to also take into account such factors as the sourcing of the transaction (and with respect to an investment opportunity originated by a third party, the relationship of a particular Vista PE Fund to or with such third party), each Vista Entity’s liquidity, reserves and targeted rate of return and duration, the size and nature of the company (enterprise value) or investment (including whether a Vista Entity is able to commit to invest all capital required to consummate a particular investment opportunity and the stage of development and anticipated holding period, liquidity and duration of the investment), subscription or repurchase requests, anticipated future subscriptions, minimum, maximum or target investment size, the nature of the investment focus of such other Vista Entities (including, without limitation, the size of an investment), the relative amounts of capital available or projected future capacity for investment (including whether a Vista Entity is able to invest all capital required to consummate a particular investment opportunity), applicable investment limitations (including, without limitation, industry, asset class, issuer, volatility and geographic exposure limits, hedging limits, leverage, concentration, diversification considerations and other similar risk metrics), the structural and operational differences among Vista Entities (including, without limitation, exposure limits and hedging risks), risk and cash flow considerations, suitability as a follow-on investment for a current investment or to upsize an existing investment, composition of each Vista Entity’s portfolio, the availability of other suitable investments for each Vista Entity, the nature and extent of involvement in the transaction on the part of the respective teams of investment professionals, any “ramp-up” period of a newly established Vista Entity, the structural and operational considerations of the Vista Entities (including, without limitation, exposure limits and hedging limits), whether an investment opportunity requires additional consents or authorizations from the Fund, investors or third parties, whether an investment opportunity would enable the Fund to qualify for certain programmatic benefits or discounts that are not readily available to other funds including, but not limited to, the ability to enter into credit arrangements with certain financial or governmental institutions, the operational maturity of the prospective portfolio company, likelihood of current income, whether the investment complements an existing portfolio company already owned by a Vista Entity (for example, a debt instrument of a portfolio company whose equity is owned by a Vista Entity, the use of leverage in the proposed capital structure, any requirements contained in the governing documents of such other Vista Entities and other considerations deemed relevant by the General Partner and Vista in good faith). For allocating investment opportunities in public securities among the Fund and other Vista Entities, except as described in the applicable allocation procedures of Vista (which may be subject to change from time to time), the Fund and each other Vista Entity interested in participating in any such investment opportunity will each determine a desired target size with respect to such investment opportunity and such investment opportunity will generally be allocated amongst the Fund and each other Vista Entity on a pro rata basis based on the desired target size of the Fund and each such other Vista Entity. In other circumstances, during the period that a Portfolio Company is owned by the Fund, it could become a suitable investment for one or more other Vista Entities due to size, revenue or other characteristics. The application of the above allocation requirements and factors will often result in allocation on a non-pro rata basis and there can be no assurance that the Fund will participate in all investment opportunities that fall within its investment objectives. To the extent that a particular Vista Entity desires to take advantage of any market dislocation or favorable market condition and make an investment alongside another Vista Entity, such investment opportunities will be allocated based on the factors identified above and in accordance with Vista’s allocation policy, as amended from time to time. Vista makes allocation determinations based solely on Vista’s expectations at the time such investments are made, however, investments and their characteristics may change and there can be no assurance that an investment may prove to have been more suitable for another Vista Entity in hindsight. Vista and its affiliates may also determine that allocation of all or a portion of an investment opportunity to Vista and its affiliates may be appropriate in instances where Vista or its affiliates intend to bridge or warehouse such investment opportunity for a current or future Vista PE Fund.

Vista also reserves the right to enter into arrangements with third-party service providers, executive advisors or consultants, who provide Vista with deal sourcing services or other information on investment opportunities. Vista will allocate such investment opportunities, and fees and expenses in connection with such investment opportunities, in the same way it otherwise allocates opportunities and fees and expenses.

The ability of Vista to effect or recommend transactions on behalf of the Fund may be restricted by applicable laws or regulatory requirements in the United States (including, without limitation, under the 1940 Act), or elsewhere that are applicable to Vista or any Vista Entity. In addition, Vista may adopt policies designed to comply with such laws or requirements. Accordingly, the Fund may be subject to restrictions applicable to any potential investments alongside, or investments in portfolio companies or prospective portfolio companies of certain Vista Entities, including regulated funds. As a result, there may be periods when the General Partner or the Manager may not make or otherwise initiate or recommend certain Investments on behalf of the Fund and Unitholders will not be advised of that fact.

In terms of governance, Vista has established an Allocation and Conflicts Oversight Committee that assists Vista in (a) upholding its fiduciary duty to each of the Vista Entities through the allocation of investment opportunities in a manner that is consistent with their governing documents and ensuring that allocation determinations among the investment strategies and Vista Entities is fair and equitable over time and consistent with Vista’s allocation policy, and (b) assisting in the resolution of certain investment-related conflicts of interest.

As described above, Vista will generally allocate control investment opportunities in a manner that is consistent with the adopted written investment allocation policies and procedures established by Vista, which may be amended from time to time, and in accordance with such policies and procedures, such allocation, among different types of Vista PE Funds on the Vista platform, may be based on the estimated enterprise value such that the Vista “Flagship” funds are allocated investment opportunities with the largest estimated enterprise value relative to the Vista “Foundation” funds and Vista “Endeavor” funds, which are generally allocated investment opportunities with smaller estimated enterprise values, subject to certain exceptions. The Fund generally expects to participate in control investment opportunities with the Vista PE Funds.

Subject to the foregoing discussion and the below, allocations of investments between the Fund, on the one hand, and the Vista PE Funds, on the other hand, are generally expected to take place in accordance with any number of considerations beyond contractual obligations as set forth in Vista’s allocation policy, as such policy may be updated from time to time. An investment opportunity may be appropriate for more than one Vista PE Fund, which would create a conflict between the Vista PE Funds that will be resolved in accordance with Vista’s allocation policy. To the extent the Fund jointly holds securities with any other Vista PE Fund that has a different expected duration or different liquidity terms, conflicts of interest will arise between the Fund and such other Vista PE Fund with respect to the timing and manner of disposition of opportunities. In order to mitigate any such conflicts of interest, the Fund may recuse itself from participating in any decisions relating or with respect to the investment by the Fund or such other Vista PE Fund. If such other Vista PE Fund maintains voting rights with respect to the securities it holds, or if the Fund does not recuse itself, Vista may be required to take action where it will have conflicting loyalties between its duties to the Fund and such other Vista PE Fund, which may adversely impact the Fund. Even if the Fund and such other Vista PE Fund and/or co-investment or other vehicles invest in the same securities, conflicts of interest may still arise. For example, it is possible that as a result of legal, tax, regulatory, accounting or other considerations, the terms of such investment (including with respect to price and timing) for the Fund and/or such other Vista PE Fund and/or co-investment or other vehicles may not be the same. Additionally, the Fund and such other Vista PE Fund and/or co-investment or other vehicles will generally have different expiration dates and/or investment objectives (including return profiles) and Vista, as a result, may have conflicting goals with respect to the price and timing of disposition opportunities and such differences may also impact the allocation of investment opportunities (including follow-on investments related to earlier investments made by the Fund and such other Vista PE Fund). Such other Vista PE Fund and/or co-investment or other vehicles may also have certain governance rights for legal, regulatory or other reasons that the Fund will not have. As such, the Fund and/or such other Vista PE Fund and/or co-investment or other vehicles may dispose of a shared investment (or choose whether to invest in related investments (such as follow-on investments)) at different times and on different terms, and investors therein may receive different consideration than is offered to the Unitholders (e.g., Unitholders may receive cash whereas investors in such other Vista PE Fund and/or co-investment or other vehicles may be provided the opportunity to receive distributions in-kind in lieu thereof). In the event that, upon disposition of such shared investment, Unitholders receive distributions in cash and shareholders of such other Vista PE Fund and/or co-investment or other vehicles receive distributions in kind, the returns of the Fund’s Unitholders on such shared investment may be less than those investors of such other Vista PE Fund and/or co-investment or other vehicles who received distributions in kind and liquidated the corresponding securities at a later time. In addition, investments alongside a Vista PE Fund in public securities may also result in conflicts of interest that do not apply to other joint investments. Following an IPO or subsequent public offering of a portfolio entity in which the Fund and any other Vista PE Funds hold an investment or otherwise if at any time the Fund and another Vista PE Fund both hold public securities in the same portfolio company, the Fund and such other Vista PE Fund are generally permitted to exit such public securities at different times and on different terms through sales on the public markets Vista may reach different conclusions for each such vehicle on the decision of whether, when and at what price to sell such securities based on the different expiration dates and/or investment objectives of the Fund and such other Vista PE Funds or for other reasons, and this may result in other Vista PE Funds exiting earlier or at a higher price than the Funds (or vice versa). Alternatively, the Fund and any other Vista PE Funds may dispose of investments together and the timing of such disposition may in part be driven by another Vista PE Fund’s term or return profile that may be different from the Fund’s, particularly in light of the Fund’s perpetual nature. It is also possible that the Fund and one or more other Vista PE Funds will buy certain investments or assets at or about the same time that one or more additional other Vista PE Funds are selling the same or related investments or assets. Such circumstances can be expected to arise from time to time for a number of reasons and may depend on various factors including the respective amounts of available capital, expiration dates, investment objectives and/or return profiles of the Fund and/or other Vista PE Funds. Vista will not be required to provide notice or disclosure of the terms or occurrence of any such transactions to the Unitholders or obtain any consent or approval from the Board of Directors, and there can be no assurance that conflicts of interest arising out of such transactions will be resolved in favor of the Fund.

In addition, from time to time and as permitted by the Fund LPA, Vista reserves the right to form one or more separately managed accounts or other similar arrangements with one or more investors (who may also be investors in the Fund or other Vista PE Funds) that have the same or overlapping investment objectives with the Fund. In such circumstances, the existence of any such separately managed account (or similar arrangement) that invests alongside the Fund would generally reduce the capital available for the Fund to invest in an investment in which such separately managed account or similar arrangement invests. Any such separately managed account (or similar arrangement) may be funded (directly or indirectly) by proceeds received by one or more investors in one or more Vista PE Funds.

Vista’s allocation of investment opportunities among the Fund and other Vista Entities in the manner discussed above may result in the allocation of all or none of an investment opportunity to the Fund, or a disproportional allocation among such persons, with such allocations being more or less advantageous to some such persons relative to other such persons. There can be no assurance that the Fund’s actual allocation of an investment opportunity, if any, or the terms on which such allocation is made, will be as favorable as they would be if the conflicts of interest to which Vista likely will be subject, discussed above and below, did not exist. There can be no assurance that the Fund will have an opportunity to participate in certain investments that fall within the Fund’s investment objectives.

For an additional description of Vista’s allocation procedures with respect to investment opportunities, please see Part 2 of the Form ADV for Vista Equity Partners Management, LLC.

Investments alongside other Vista Entities may create conflicts of interest in allocation, terms, timing and management decisions that may be potentially disadvantageous for the Fund and the Unitholders.

The Fund is expected to, from time to time, invest in conjunction with an investment being made by another Vista Entity and is expected to invest in the securities of a company in which any such other Vista Entity has already made an investment, including when the Fund and another Vista Entity invest in different types of securities of the same Portfolio Company, and potential conflicts are expected to arise in connection with such investments. Vista is permitted to cause the Vista Entities to invest in a broad range of asset classes throughout the corporate capital structure, including investments in corporate loans, debt securities, preferred equity securities, and common equity securities. Accordingly, Vista Entities are permitted to invest in different parts of the capital structure of a company or other issuer in which the Fund invests, subject to provisions of the relevant limited partnership agreement, without the Fund’s approval. For example, Vista invests in the equity securities of a portfolio company on behalf of a Vista PE Fund and, at times, in the debt of the same company for a Vista Credit Fund. When the Fund and other Vista Entities pursue an investment opportunity contemporaneously, Vista typically makes an initial investment allocation decision among the Fund and such other Vista Entities (taking into account, among other factors as described above, expected investor and other third-party co-investment allocations as applicable to the Fund or such other Vista Entities) on or prior to the time the Fund and such other Vista Entities commit to make the investment (which in many cases is when the purchase agreement (or equivalent) with respect to such investment opportunity is signed), and is expected to be updated from time to time prior to the time of consummation of the investment (including after deposits are made thereon) due to changes in the factors that Vista considers in making investment allocations among the Fund and other Vista Entities, including, for example, changes in available capital (including as a result of investor subscriptions or withdrawals, deployment of capital for other investments or a reassessment of reserves), changes in portfolio composition or changes in actual or expected investor or third-party co-investment allocations, in each case, between the time of committing to make the investment and the actual funding of the investment. Such adjustments in investment allocations could be material and could result in a reduced or increased allocation being made available to the Fund, and there can be no assurance that the Fund will not be adversely affected thereby.

In addition, Vista Entities may invest in the same part of the capital structure of a specific company or other obligor, but in different proportions, and, given that the different Vista Entities may be subject to different tax, legal or regulatory requirements or have different investment objectives, the Vista Entities may have conflicting interests with respect to certain aspects of such investment. As a consequence, conflicts of interest may arise in connection with decisions made by Vista, including with respect to structuring such investment and exiting such investment, which may be more beneficial for one or more Vista Entities than the Fund. In addition, Vista may cause a Vista Credit Fund to invest in the debt of an obligor and, at times, cause a Vista PE Fund to invest. A Vista PE Fund is not required to, for example, invest through the same investment vehicles, invest at the same time, have the same access to credit or employ the same hedging or investment strategies as a Vista Credit Fund and vice versa with respect to a Vista Credit Fund. This will likely result in differences in price, terms, leverage and associated costs. Where multiple Vista Entities invest in the same company at different times, the first Vista Entity to invest typically will bear a higher level of diligence and transaction fees, costs and expenses than later Vista Entities; similarly, to the extent a transaction does not proceed, the first Vista Entity to invest typically will bear the full amount of broken deal expenses relating to the transaction, regardless of whether other Vista Entities could or would have invested in the company in potential future transactions. Further, there can be no assurance that the Vista PE Fund and the Vista Credit Fund or any vehicle with which it co‐invests will exit such investment at the same time or on the same terms, or that the terms of such fund and a co-invest vehicle will be perfectly aligned (for example, in instances where a fund bears any guarantee obligations in connection with financing a transaction and the co-investors are not required to bear such risks), nor is the relevant Vista Entity, subject to the relevant limited partnership agreement, required to obtain the relevant advisory committee approval in order to do so. Vista and its affiliates may from time-to-time express inconsistent views of commonly held investments or of market conditions more generally. For example, Vista may choose to sell all or part of an investment in an entity while another Vista Entity holds or increases its investment in such entity (or vice versa). In instances where multiple Vista PE Funds invest in a company at the same time or at a different time and the portfolio company seeks additional capital, if one Vista PE Fund is unable to fund its share of additional capital (e.g., in the event such Vista PE Fund does not have sufficient available capital), the other Vista PE Fund will likely be obligated to fund more than its share of such amount. In such event, one Vista PE Fund will gain greater exposure to such investment than may have been intended and the other Vista PE Fund will be diluted in such investment. The returns of each Vista PE Fund may be negatively impacted as a result of the foregoing. In addition, investment opportunities may be appropriate for one or more Vista Entities at the same, different or overlapping levels of a portfolio company’s capital structure.

In the event that one Vista Entity has a controlling or significantly influential position in a portfolio company, it will have the ability to elect some or all of the board of directors of such a portfolio company, thereby controlling the policies and operations, including the appointment of management, future issuances of securities, payment of dividends, incurrence of debt and entering into extraordinary transactions. In addition, a controlling Vista Entity is likely to have the ability to determine, or influence, the outcome of operational matters and to cause, or prevent, a change in control of such a company. Such management and operational decisions may, at times, be in direct conflict with other Vista Entities that have invested in the same portfolio company that do not have the same level of control or influence over the portfolio company.

There can be no assurance that the return on a Vista Entity’s investments will be the same as the returns obtained by other Vista Entities participating in a given transaction or that it would have been as favorable as it would have been had such conflict not existed. As the investment adviser to both the Vista PE Funds and Vista Credit Funds, Vista owes a fiduciary duty to each Vista Entity. Because of the different legal rights associated with the debt and equity of the same portfolio company, Vista may face a conflict of interest in respect of the advice it gives to, and the actions it takes on behalf of one Vista Entity versus another Vista Entity (e.g., the terms of debt instruments, the enforcement of covenants, the terms of recapitalizations and the resolution of workouts or bankruptcies), and the action taken for a Vista PE Fund may be adverse to a Vista Credit Fund (or vice versa), particularly in the case of financial distress of a company. Given the nature of such conflicts there can be no assurance that any such conflict can be resolved in a manner that is beneficial to each Vista Entity. For example, the Vista PE Funds, including the Fund, are permitted to hold equity interests in a portfolio company in which a Vista Credit Fund holds debt securities or of which it is otherwise a creditor. In a bankruptcy proceeding, the Vista PE Fund’s interest may be subordinated or otherwise adversely affected by virtue of Vista’s or the Vista Credit Fund’s involvement and actions relating to their debt investment. This may result in loss or substantial dilution of the Vista PE fund’s investment, while Vista or the Vista Credit Fund recovers all or part of amounts due to it. In addition, where Vista or the Vista Credit Fund is a creditor of a portfolio company in which the Vista PE Fund holds more junior securities, Vista or the Vista Credit Fund may take actions in its own interests with respect to its rights as a creditor (e.g., with respect to breaches of covenants) that may be adverse to the interests of the Vista PE Fund as an equity holder. The General Partner and the Manager’s ability to implement the Fund’s strategies effectively may be limited to the extent that contractual obligations entered into in respect of investments made by Vista or another Vista Entity, including Vista Credit Funds, impose restrictions on the Fund engaging in transactions that the General Partner and the Manager may otherwise be interested in pursuing. In addition, in the event a portfolio company breaches a debt or asset covenant, two Vista Entities holding investments of a different priority may have differing interests in terms of deciding whether to waive certain available remedies. Such actions would have a direct (and likely negative) impact on the Vista PE Fund’s equity investment in such a company. The involvement of Vista Entities at both the equity and debt levels could inhibit strategic information exchanges among fellow creditors. In certain circumstances, the Vista Entities will be prohibited from exercising voting or other rights and will be subject to claims by other creditors with respect to the subordination of their interest.

Investments by more than one Vista Entity in a portfolio company also have the potential to raise the risk of using assets of another Vista Entity to support positions taken by other Vista Entities, or that a Vista Entity may remain passive in a situation in which it is entitled to exercise voting or other rights. In addition, where more than one Vista Entities invest in the same portfolio company, there can be no assurance that such parties will dispose of investments at the same time and on the same terms. For example, because Vista has a potential incentive to show realized returns in connection with other fundraising activities (including fundraising for a successor fund) and because one fund’s term may expire before the end of another fund’s term, such Vista PE Funds may dispose of the investment at different times. Investments disposed of at different times will likely be disposed of at different valuations and, as a result, each Vista Entity may realize different returns as compared to the same investment held by another entity. These variations in timing may be detrimental to a Vista Entity. At the same time, if Vista determines it is advisable for a Vista Entity to exit an investment at the same time as another Vista Entity, the term of which may expire sooner than the former entity’s, such former entity may dispose of its interest earlier than it ordinarily would have and may, as a result, experience lower returns than it otherwise may have earned on such investments. From time to time, Vista’s Allocation and Conflicts Oversight Committee may resolve conflicts of interest as they arise between Vista Entities, strategies, and/or other parties. There can be no assurance that any such conflict can be resolved in a manner that is beneficial to either Vista Entities. In that regard, actions may be taken for one or more Vista Entities that adversely affect another Vista Entity.

If additional capital is necessary as a result of financial or other difficulties of a portfolio company, or to finance growth or other opportunities, the Vista Entities (individually or with another Vista Entity) may or may not provide such additional capital, and if provided, each Vista Entity generally will supply such additional capital in such amounts, if any, as determined by Vista in its sole discretion. Conflicts would also arise in situations where Vista could potentially cause portfolio companies owned by different Vista Entities to merge in whole or part with each other or to be purchased or sold in whole or in part to each other. Such transactions may lead to a conflict of interest because Vista controls the Vista Entities and/or portfolio companies on each side of such transactions. Depending on the transaction structure, such transaction may disproportionately benefit the purchasing, selling, or merging Vista Entity

(or Vista as a result of its interests in a Vista Entity), and the other Vista Entity may incur expenses or forego gains that would have been obtained had it not exited such company or companies. Determining consideration or other terms of such transactions have the potential to create a conflict of interest because of the terms (including the fee terms) of the Vista Entities and Vista’s interest in such Vista Entities. The acquisition or merger by a Vista Entity have the potential to also lead to the other Vista Entity holding the remaining portion of the company, if any, longer than it otherwise would have, which may increase the risk for loss. As a fiduciary to each Vista Entity in such a transaction, Vista will act in the best interests of each Vista Entity (as determined in its sole discretion), but there is no assurance that such transaction will be equally profitable or advantageous to each participating Vista Entity.

Vista will resolve all such conflicts using its reasonable judgment but in its sole discretion, subject in certain cases to approval by the limited partner advisory committees of the applicable Vista Entities (or, in the Fund’s case, the Independent Directors). There can be no assurance that any such conflicts can be resolved in a manner that is beneficial to each Vista Entity.

In addition, certain Vista Entities are permitted to invest in securities of publicly traded companies which are actual or potential Portfolio Companies of the Fund. The trading activities of those funds may differ from or be inconsistent with activities which are undertaken for the account of the Fund in such securities or related securities. In addition, the Fund may not pursue an investment in a portfolio company as a result of such trading activities by other Vista Entities. Vista is permitted to from time to time implement certain policies and procedures that seek to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions. Such policies and procedures have the potential, however, to reduce synergies across Vista’s areas of operation or expertise that the Fund is able to draw on to pursue its investment strategy and objectives. As a result of Vista’s growth and current and future product offerings, Vista is and may become subject to more regulatory and contractual restrictions than it would be subject to if it only managed the Fund and its predecessor and successor vehicles.

In certain circumstances, if more than one Vista Entity (including the Fund) is participating in an investment, the Fund may bear more than its pro rata share of expenses relating to such investment if the other Vista Entities do not have the resources to bear such expenses (including, for instance, as a result of insufficient reserves and/or the inability to call capital to cover such expenses). In such circumstances described above, Vista could take steps to reduce the potential conflicts of interest between the various Vista Entities (including the Fund), including causing the Fund to take certain actions that, in the absence of such conflict, it would not take (e.g., the Fund may divest itself of an asset it otherwise may have retained, Vista may establish information barriers, certain matters may be referred to the Board or a third party, or the Fund may only invest in securities that seeks to align the interests with other investing Vista Entities). Any such steps could have the effect of benefiting another Vista Entity or Vista at the expense of the Fund.

Employees, their relatives, and related persons of Vista have, and are expected to continue to have, capital investments in or alongside certain Vista Entities, or in prospective Portfolio Companies directly or indirectly, and therefore may have additional conflicting interests in connection with these investments. In addition, subject to any restrictions in the Fund LPA, the Fund is permitted from time to time invest in securities of companies in which Vista, its personnel, their relatives, and other related persons of Vista have previously invested for their own accounts. Furthermore, subject to any restrictions in the Fund LPA, Vista, its personnel, their relatives, and/or other related persons are permitted from time to time to invest for their own accounts in securities of companies in which the Fund invests. While the significant interests of Vista, its personnel, their relatives, and/or other related persons generally align the interest of such persons with the Vista Entities, such persons may have differing interests from the Fund with respect to such investments (for example, with respect to the availability and timing of liquidity) creating conflicts of interest. In addition, Vista personnel and their relatives are permitted to buy securities in transactions deemed unsuitable for the Fund. Such transactions are subject to conflicts of interest because Vista and its personnel and affiliates investing in the opportunity will, for some investments, benefit from the evaluation, investigation and due diligence undertaken by Vista on behalf of the Fund. In such circumstances, subject to any restrictions in the Fund LPA or the Fund’s policies and procedures, the investing Vista personnel and their relatives will not be required to share in or reimburse the Fund for any expenses (including broken deal expenses) incurred by the Fund in connection with the Fund’s consideration of the relevant investment opportunity. Such transactions are subject to any restrictions in the Fund LPA or the Fund’s policies and procedures. Vista generally will determine all matters relating to structuring transactions, including the amount and terms of securities and allocation of securities among Vista Entities, using its reasonable judgment considering all factors it deems relevant, but in any case, in its sole discretion.

The Fund or Portfolio Companies will pay VCT fees that may not be independently negotiated, creating potential conflicts of interest.

The VCT and members thereof (including VCG personnel) are entitled to receive fees from Portfolio Companies or the Fund related to consulting, management, due diligence and other services (“VCT Fees”). In general, VCT’s services are being provided to implement and install the Vista Best Practices and/or to provide specific shared business services at particular Portfolio Companies of the Fund. VCT Fees may be structured in various ways including as an annual fee, retainer, consulting fee (e.g., time and materials), subscription fee, success fee, or on a project-basis. VCT Fees are generally paid in exchange for services that the Portfolio Companies, prospective Portfolio Companies, or the Fund would otherwise need to engage third-party providers to perform. Unlike other fees described herein, each of which are shared with the Fund and the Unitholders through reductions or offsets against Management Fees, VCT Fees are retained by VCT and are in addition to the Management Fee paid by the Fund to the Manager, and, subject to any limitations in the Fund LPA or IMA, fees received by VCT are generally not subject to a Management Fee offset.

In many cases, there is not an independent third party involved on behalf of the relevant Portfolio Company negotiating fees charged by Vista, its affiliates, and VCT, and therefore the fees are not subject to a market check. A conflict of interest may exist in the determination of any such fees with the Portfolio Company by virtue of Vista acting on behalf of both parties.

Vista may make investments that compete with Portfolio Companies without considering the Fund’s interests, potentially resulting in adverse consequences for the Fund and its Portfolio Companies.

Vista reserves the right to make investments on behalf of itself and/or other Vista Entities that are competitive to the companies that the Fund makes an investment in (for example, another Vista Entity may invest in a portfolio company (in which, for these purposes, the Fund may have no interest) that competes with a Portfolio Company of the Fund). In providing advice and recommendations to, or with respect to, such investments and in dealing with such investments on behalf of such other Vista Entities, to the extent not prohibited by law, Vista will not take into consideration the interests of the Fund, the Fund’s Portfolio Companies and the investments. Accordingly, such advice, recommendations and dealings may result in adverse consequences to the Fund or its investments (see “—Vista manages several entities with similar investment goals, which may lead to conflicts of interest when allocating investment opportunities, and the Fund may not always receive its proportional allocations.” above).

The creation of continuation vehicles by Vista for purchasing investments from the Fund may lead to conflicts of interest, as Vista could earn additional fees and benefits, potentially affecting the Fund and its investors.

Vista could, subject to any requirements of the Fund LPA, from time to time establish other investment vehicles for the purpose of purchasing one or more investments from the Fund in connection with, or alongside other Vista PE Funds or their investors making an investment (such vehicles, “Continuation Vehicles” and such transactions, “Continuation Transactions”). In such circumstances, Vista is acting on behalf of, and making the investment decision for, both the Fund, or other Vista PE Funds and the applicable Continuation Vehicle. As a result, Continuation Transactions implicate conflicts of interest among the Fund, other Vista PE Funds and the Continuation Vehicle more generally. Further, because Vista and/or its affiliates will have the opportunity to earn additional management fees and/or receive additional carried interest and other benefits in respect of such Continuation Transactions, and because each purchaser’s commitment to acquire interests in a Continuation Vehicle will ordinarily be conditioned upon completion of the Continuation Transaction, Vista will have a potential conflict of interest in determining transaction terms and participants. While certain conflicts of interest related to Continuation Transactions may require approval by the Board of Directors, certain transactions may be able to be completed at the initiation of Vista without any such approval.

Vista may cause the Fund to purchase securities from or sell securities to other Vista Entities or facilitate mergers between portfolio companies, creating conflicts of interest that may benefit one Vista Entity over another.

Subject to the terms of the Fund LPA, Vista reserves the right to (directly or indirectly) cause the Fund to purchase securities from or sell securities and investments to other Vista Entities or cause a Portfolio Company of the Fund to merge with a portfolio company of another Vista Entity, when Vista believes such transactions are appropriate and in the best interests of the Fund. Such transactions create conflicts of interest because, by not exposing such buy and sell transactions to market forces, the Fund may not receive the best price otherwise possible, or Vista might have an incentive to improve the performance of one Vista Entity by selling underperforming assets to another Vista Entity in order, for example, to earn fees. These conflicts are heightened to the extent the relevant securities are illiquid or do not have a readily ascertainable value, and there generally can be no assurance that the price at which such transactions are entered into represent what would ultimately be the underlying investment’s fair value. Additionally, in connection with such transactions, Vista, its affiliates, and/or their professionals (i) have significant investments, or intentions to invest, in the Vista Entity that is selling and/or purchasing such an investment; or (ii) otherwise have a direct or indirect interest in the investment (such as through certain other participations in the investment). (See also “—Investments alongside other Vista Entities may create conflicts of interest in allocation, terms, timing and management decisions that may be potentially disadvantageous for the Fund and the Unitholders.” above.)

In the event Vista wishes to reduce the investment of one or more Vista Entities in an instrument and increase the investment of other Vista Entities in such instrument, it may affect such transactions by directing the transfer of the instrument between Vista Entities. Any incremental costs and expenses associated with any such investment generally will be borne by such Vista Entities on a pro rata basis.

Further, Vista Entities nearing the end of their term are expected from time to time to sell their interest in commonly held investments to other Vista Entities with more time remaining in their term, which gives rise to the conflicts of interest discussed herein. Conflicts of interest are also heightened in the foregoing transactions to the extent the relevant general partners are assigned varying percentages of carried interest from Vista Entities in the same investment, or if economic terms, performance and/or the potential for carried interest vary between Vista Entities, particularly when one Vista Entity sells its portion of such investment to another Vista Entity, which could cause a portion of such carried interest to become “crystallized.” The General Partner intends to conduct such transactions in a manner that the General Partner believes to be fair and equitable to each Vista Entity under the circumstances over time, including a consideration of the potential present and future benefits with respect to each fund.

Follow‐on investments and recapitalizations may create conflicts of interest that will be resolved at Vista’s discretion subject to approval by Independent Directors in certain cases.

Investments to finance follow‐on acquisitions are a regular part of the business of the Fund. Follow‐on investments may present conflicts of interest, including determination of the equity component and other terms of the new financing. In addition, the Fund may participate in re-leveraging and recapitalization transactions involving portfolio companies in which other Vista Entities have invested or will invest. Recapitalization transactions may present conflicts of interest, including determinations of whether existing investors are being cashed out at a price that is higher or lower than market value and whether new investors are paying too high or too low a price for the company or purchasing securities with terms that are more or less favorable than the prevailing market terms. Vista will resolve conflicts using its reasonable judgment but in its sole discretion, subject in certain cases to approval by the Independent Directors.

Vista may research investments for the Fund but ultimately invest through another Vista Entity, in which case the Fund may not be reimbursed for the incurred research expenses.

There may be circumstances when Vista considers a portfolio company on behalf of the Fund but initially determines not to make such an investment, but eventually makes an investment in such portfolio company through another Vista Entity. In these circumstances, Vista or such Vista Entities are expected to benefit from research by the original investment team researching the investment and/or from costs related thereto borne by the Fund in pursuing the potential portfolio investment but will not be required to reimburse the Fund for expenses incurred in connection with such investment.

Information sharing arrangements between Vista, Vista Entities and their portfolio companies may materially benefit one party without directly compensating or otherwise benefiting another.

Vista and its affiliates reserve the right to enter into formal or informal arrangements with portfolio companies to facilitate the sharing of data and/or data analytics. Subject to applicable legal, regulatory and contractual requirements, these information sharing arrangements are designed to allow Vista, Vista Entities and their portfolio companies to better discern economic or other trends and developments. Vista believes that all Vista Entities benefit from these arrangements in ways that would be impossible without the ability to aggregate data from across Vista’s businesses and their portfolio companies. However, information sharing may involve conflicts of interest between Vista Entities and/or between Vista Entities and Vista. For example, data analytics based on inputs from one portfolio company may inform business decisions by other portfolio companies, or investment decisions by Vista and its affiliates, without the source of the data being directly compensated. Vista and its affiliates may utilize such data outside of Vista Entities activities in a manner that provides a material benefit to Vista, without directly compensating or otherwise benefiting Vista Entities. As a result, Vista has a potential incentive to pursue investments (on its own behalf or on behalf of Vista Entities) based on the data that may be accessible as a result of owning such investments, and/or to utilize such data in a manner that benefits Vista and/or investments held by other Vista Entities.

The General Partner has discretion to allocate to the Fund the portion of certain in-house service expenses incurred by Vista and its affiliates.

In addition to the Management Fee and Performance Participation Allocation, the Fund will pay and bear all expenses related to its operations that are not reimbursed by Portfolio Companies, and the Unitholders will indirectly bear these expenses. The amount of these Fund expenses will be substantial and will reduce the actual returns realized by Unitholders on their investment in the Fund (and may, in certain circumstances, reduce the amount of capital available to be deployed by the Fund in investments). Fund expenses include recurring and regular items, as well as extraordinary expenses for which it may be hard to budget or forecast. In addition, Fund expenses include fees, costs and expenses related to in-house legal, administrative, accounting, finance, tax, capital markets, compliance, sustainability or other similar services provided by the General Partner, Vista or its affiliates. Any such in-house services may be provided to the Fund on such terms determined by the General Partner in its sole discretion.

As described further in the Fund LPA, fund expenses encompass a broad swath of expenses and include all expenses of organizing, offering and operating the Fund (defined as the “Organizational, Offering and Operating Expenses”). Although certain Organizational, Offering and Operating Expenses are separately categorized, there are ongoing fund expenses to be borne by the Unitholders that are not classified as Organizational, Offering and Operating Expenses, including costs that relate to organizational matters, such as costs and expenses of administering any written agreements entered into with Unitholders. Expenses to be borne by the General Partner are only limited to those items specifically enumerated in the Fund LPA (including salaries, rent and equipment expenses), and all other costs and expenses in operating the Fund will be borne by the Fund and indirectly by its Unitholders.

From time to time, the General Partner will be required to decide whether costs and expenses, including costs and expenses related to in-house legal, administrative, accounting, finance, tax, capital markets, compliance, sustainability or other similar services provided by the General Partner, Vista or its affiliates, are to be borne by the Fund, on the one hand, and other Vista Entities, on the other. Vista will allocate such fees and expenses in a manner it believes in good faith to be fair and equitable, but in its sole discretion. The allocations of such expenses may not be proportional, as certain Vista Entities have different expense reimbursement terms, including with respect to management fee offsets, and any such determinations involve inherent matters of discretion, e.g., in determining whether to allocate pro rata based on number of funds or co-investors receiving related benefits or proportionately in accordance with asset size, or in certain circumstances determining whether a particular expense has a greater benefit to the Fund or the General Partner and/or its affiliates, and Vista may have a financial incentive to favor allocations that may benefit itself, which may result in the Vista Entities bearing different levels of expenses with respect to the same investment. Further, Vista reserves the right to consider each relevant Vista Entities’ (including the Fund’s) strategy as a component of its allocation of investment expenses, and as a general matter will not allocate expenses associated with the Fund’s equity investment to a Vista Credit Fund investment, or vice versa, even if the two investments are in the same portfolio company. In addition, there may be occasions where a Vista PE Fund procures borrowing through a subscription line or credit facility in order to make an investment, syndicating out a portion of the investment to another Vista PE Fund. Subject to the borrowing fund’s governing documents, the borrowing fund will bear the entire cost of interest from the borrowing, even though the investment may ultimately be made by other Vista PE Funds.

Certain expenses are paid for by the Portfolio Companies, or, if paid by Vista, are reimbursed by the Fund and/or Portfolio Companies of the Fund, and in some cases, Vista may not necessarily seek out the lowest cost options when incurring (or causing the Fund or its Portfolio Companies to incur) such expenses.

In addition, the Fund may pay expenses common to multiple Vista Entities and be reimbursed by the other Vista Entities for their share of expense, without interest.

Vista and its affiliates may receive Portfolio Company Fees (as defined below) for services provided to Portfolio Companies, some of which may offset Management Fees paid by the Fund, creating potential conflicts of interest in fee allocation and expense sharing among the Fund, Vista Entities and co-investors.

Vista, and its affiliates have received or may receive in the future break‐up fees, closing fees, monitoring fees, directors’ fees or other similar fees from Portfolio Companies (collectively, “Portfolio Company Fees”). Generally, Portfolio Company Fees are in addition to out‐of‐pocket costs and expenses incurred by Vista in connection with any consummated or unconsummated transaction or in connection with generating any such fees. Subject to any applicable management fee offsets, Vista or its affiliates have been reimbursed and may be reimbursed by a Portfolio Company with respect to Vista or its affiliates providing services to such Portfolio Companies. In certain circumstances, one or more co-investors or co-syndicators are likely to have different contractual, policy, or similar obligations with respect to Portfolio Company Fees, and accordingly Vista or its affiliates may receive Portfolio Company Fees attributable to such persons on a different (and potentially more favorable) basis than Portfolio Company Fees attributable to the Fund.

The Management Fee borne by the Unitholders will generally be reduced by an amount equal to 100% of such Unitholders’ pro rata shares of Portfolio Company Fees received and retained by the General Partner, the Manager or their affiliates in connection with the Fund. In addition, the fees and expenses of placement agents will be paid by the Fund and offset against the Management Fee. Except as set forth above, the Fund will not receive (in the form of an offset against the Management Fee or otherwise) the benefit of fees or other compensation received by Vista in connection with the provision of services by Vista to the Fund or third parties. Conflicts of interest may also arise due to the allocation of any Portfolio Company Fees received by Vista to or among co-investors. The portion of such fees attributable to such other entities could, in certain circumstances, not offset the fees that Vista will receive from such entities: for example, if the governing documents of the applicable entities do not include a relevant fee offset mechanism or because there are no Portfolio Company Fees in certain applicable entities to offset. Due to the foregoing, and because such portion of such fees may not offset the Portfolio Company Fee, there could be an incentive for Vista to make and structure Investments in a manner that allocates investments to vehicles that do not provide for a management fee offset or do not generate Portfolio Company Fees. To the extent the receipt by Vista of any such Portfolio Company Fees results in an offset of the Management Fee as may be provided in the Fund LPA and/or Investment Management Agreement, such Portfolio Company Fees will be allocated among the Fund, any Vista Entities and co-investors (to the extent such co-investors bear a management fee) participating (or intending to participate) in such investment. The amount of such Portfolio Company Fees allocable to such Vista Entities and/or co-investors will not result in an offset of the Management Fee payable by the Fund, even if the Vista Entities, and/or co-investors provide for lower or no management fees, and in some cases may be retained by Vista pursuant to the terms of such vehicles. Furthermore, as the General Partner and its related parties do not pay Management Fees on the Vista Units, the amount of any Portfolio Company Fees relating to the General Partner’s or its related parties’ investments will not result in any offset to the Management Fee. The General Partner, the Manager and their affiliates, including VCG (and its members), are permitted to receive from Portfolio Companies and other persons unrelated to the Fund, fees related to consulting, advisory or similar services at market rates. In addition, the General Partner, the Manager and/or their affiliates may receive fees associated with capital invested by co-investors relating to investments in which the Fund participates. In such circumstances, such amounts will not be deemed paid to or received by the General Partner, the Manager or their affiliates in connection with the provision of capital to Portfolio Companies by the Fund and such amounts will not be subject to the offset provisions.

In addition, companies that the Fund has made investments in may be counterparties or participants in agreements, transactions or other arrangements with portfolio companies of other Vista Entities that, although Vista determines to be consistent with the requirements of such Vista Entity’s governing agreements, may not have otherwise been entered into but for the affiliation with Vista, and which may involve discounts, fees and/or servicing payments to the Manager and/or Vista-affiliated entities which will not be subject to the management fee offset provisions as described above. For further information, please also see “—Portfolio Companies may pay arranger fees in connection with debt issuances involving Vista Credit Funds through pro rata shares of such fees, which will not offset against the Fund’s Management Fee.” below.

In the event that a transaction in which an investment alongside another Vista Entity that was planned is unconsummated, any broken deal expenses relating to such unconsummated transaction could be borne entirely by the Fund (see “—Vista’s co-investment arrangements and allocation policies may create potential conflicts of interest since co-investors may receive preferential terms and may reduce the Fund’s investment opportunities.” above).

Vista’s possession and use of material non-public information and portfolio company data may restrict the Fund’s transactions.

The Manager or the General Partner may come into possession of material, non-public information with respect to an issuer. Should this occur, the Manager will be restricted from buying or selling securities, derivatives or loans of the issuer on behalf of the Fund until such time as the information became public or was no longer deemed material to preclude the Fund from participating in an investment. Disclosure of such information to the General Partner’s personnel responsible for the affairs of the Fund may be on a need-to-know basis only, and the Fund may not be free to act upon any such information even though such action or disclosure would be in the interests of the Fund. Additionally, there may be circumstances in which one or more of certain individuals associated with the Manager and the General Partner may be precluded from providing services related to the Fund’s activities because of certain confidential information available to such individuals, the Manager or the General Partner. Therefore, the Fund may not have access to material, non-public information in the possession of Vista which might be relevant to an investment decision to be made by the Fund, and the Fund may initiate a transaction or sell a portfolio investment which, if such information had been known to it, may not have been undertaken. Due to these restrictions, the Fund may not be able to initiate a transaction that it otherwise might have initiated and may not be able to sell a portfolio investment that it otherwise might have sold. Furthermore, to the extent not restricted by confidentiality requirements or applicable law, Vista may apply experience and information gained in providing services to portfolio companies and other investments to provide services to competing portfolio companies and investments of Vista or other Vista Entities, which may have adverse consequences for the Fund.

Vista also has an information barrier policy, which establishes certain information controls that, among other things, restrict communication between each of the business units of Vista (e.g., private equity, credit, public strategy). Consequently, while an investment team operating in one business unit is expected to have knowledge of information that could be pertinent to an investment or disposition decision of a Vista Entity operating in another one of the business units, the investment professionals of such other Vista Entity, including the Fund to the extent applicable, would not have access to such information due to this policy, unless parity of information already exists between such business units. Similarly, the receipt of material non-public information by one investment team would only restrict the operation of that business unit and would not restrict other business units’ operations. However, an information barrier would not restrict the flow of information that one business unit wishes to receive from another business unit, as that business unit can opt-out of the barrier in its discretion, subject to the restrictions on use of any material non-public information received as a result. Additionally, certain Vista personnel may be considered “above the wall” and therefore exempt from the information barriers. As a result of this treatment and the resulting access to material non-public information, such personnel may be required to recuse themselves in connection with certain fund-related proceedings, which may impede the relevant Vista PE Fund’s investment program or operations. There can be no guarantee that informational barriers will be able to prevent all issues relating to the handling of material non-public information.

In addition, Vista receives and generates various kinds of portfolio company data and other information, including related to financial, industry, market, business operations, trends, budgets, customers, suppliers, competitors, sustainability and other metrics, financial information, commercial and transactional information, user data, costs data and related data or information. This information may, in certain instances, include material non-public information received or generated in connection with efforts on behalf of a fund’s investment (or prospective investment) in a portfolio company. As described above, the receipt of such information may restrict the Fund from transactions in the relevant company. Such information will also be periodically received in the ordinary course as a result of Vista personnel serving as directors of a public Portfolio Company and could cause the Fund to be restricted from transactions in the relevant Portfolio Company more often than if Vista personnel did not serve in such positions, which could have an adverse effect on Fund performance if Vista desired to engage in such transactions (including disposing of an investment in a timely manner). Vista has in the past and is likely in the future to enter into information sharing and confidentiality arrangements with portfolio companies and other sources of information that may limit the internal distribution and use of such data. Further, data is expected to be aggregated across the Vista Entities (including the Fund) and their respective portfolio companies and, in connection therewith, Vista is expected to serve as the repository for such data, including with ownership, use and distribution rights therein. Vista may also share data from one Portfolio Company of the Fund with another Portfolio Company of the Fund or another Vista Entity. Vista has used and expects in the future in certain instances to use this information in a manner that provides a material benefit to Vista, its affiliates, or to other Vista Entities, including in identifying specific investment or business opportunities, without compensating or otherwise benefiting the Fund. In addition, Vista has a potential incentive to pursue investments in portfolio companies based on the data and information expected to be received or generated. Vista has in the past utilized and is likely in the future to utilize such information to benefit Vista, its affiliates or other Vista Entities in a manner that may otherwise present a conflict of interest resulting from the particular facts and circumstances but does not intend to specifically disclose such conflicts to the Fund, unless otherwise required by applicable law or the Fund LPA.

Vista or an affiliate from time to time is expected to sign nondisclosure agreements or other deal documentation in view of future participation by the Fund, although this typically is done as a courtesy and without compensation from the Fund.

Vista personnel serving as directors of public and/or private companies may restrict the Fund’s ability to exit, including through initial public offerings, and potentially impact investment decisions and performance.

Restrictions similar to those described above in relation to material non-public information will affect the Manager’s ability to buy or sell securities, derivatives or loans of certain issuers on behalf of the Fund, as a result of Vista personnel, including persons who are not part of the Fund’s investment team, serving as directors of public companies. Such restrictions also would apply where Vista personnel serve as directors of private companies that become public through initial public offerings. Due to such restrictions, the Fund may not be able to initiate a transaction that it otherwise might have initiated and may not be able to sell a portfolio investment that it otherwise might have sold. It is possible that one or more Portfolio Companies of the Fund or the other Vista Entities will conduct an initial public offering during the life of the Fund, and if that occurs, the Fund’s ability to participate in such initial public offering would be restricted.

Vista personnel’s roles with respect to Portfolio Companies’ governance matters may create conflicts in decision-making, and Portfolio Company reimbursements to Vista for fees and expenses that are not shared with the Fund or subject to management fee offsets may misalign interests.

As a result of the Fund controlling interests in Portfolio Companies, Vista and/or its affiliates typically have the right to appoint board members to such Portfolio Companies, to influence their appointment, or to sit as an observer on a Portfolio Company board. From time to time, Portfolio Company board members (including such members who are Vista personnel, senior advisors or consultants to Vista) approve compensation and other amounts payable to Vista or its affiliates, including, but not limited to, cash, transaction fees, profits, or equity interests, or other compensation. In addition, Vista and/or its affiliates have the ability to appoint third parties as Portfolio Company board members. In such circumstances, any compensation or fees received by such third party is not subject to the Management Fee offset described above, or otherwise shared with the Fund and/or investors.

Certain decisions made by a director may subject Vista, its affiliate or the Fund to claims they would not otherwise be subject to as an investor, including claims of breach of duty of loyalty, securities claims and other director-related claims. In general, the Fund will indemnify Vista personnel from such claims. From time to time, employees of Vista may also be asked to serve as directors of, or observers with respect to, certain entities in which the Fund has fully exited its ownership interest and/or following the termination of such employee’s employment with Vista. In such circumstances, any compensation or fees received with respect to such exited investment and/or by such Vista employee is not subject to the Management Fee offset described above, or otherwise shared with the Fund and/or Unitholders.

Further, Vista personnel or consultants to Vista (i.e., VCT members) are permitted to also serve as directors or interim executives of, or otherwise be associated with, companies that are competitors of Portfolio Companies of the Fund. In such cases, such personnel may be subject to fiduciary and other obligations to make decisions that they believe to be in the best interests of the relevant companies. Although, in most cases involving the Fund’s Portfolio Companies, the interests of the Fund and its Portfolio Companies would be expected to be aligned, this may not always be the case, particularly if Portfolio Companies are likely to be in financial difficulty. It would also be expected that the interests of a competitor company would not be aligned with those of the Fund or the Fund’s Portfolio Companies. This may result in a conflict between the relevant individual’s obligations to a Portfolio Company or competing company and the interests of the Fund. In some circumstances, having Vista personnel serve as directors or interim executives of a Portfolio Company of the Fund or another company (including, for these purposes, a portfolio company of any Vista PE Fund) may restrict the ability of the Fund to invest directly in an investment opportunity that also constitutes an investment opportunity for such company.

Additionally, a Portfolio Company typically will reimburse Vista or service providers retained at Vista’s discretion for expenses (including, without limitation, expenses related to training programs, meetings and other events (to the extent that such programs, meetings or events are attended by Portfolio Company personnel), certain entertainment expenses (to the extent that such expenses are attributable to Portfolio Company usage), travel and travel-related expenses, and expenses relating to recruiting, relocation and background checks for Portfolio Company positions) incurred by Vista or such service providers in connection with its performance of services for such Portfolio Company, as well as consulting fees (and other cash and non-cash compensation) incurred. This subjects Vista and its affiliates to conflicts of interest because the Fund generally does not have an interest or share in these reimbursements, and the amount of such reimbursements may be substantial. Vista determines the amount of these reimbursements for such services in its own discretion, subject to its internal reimbursement policies and practices. Although the amount of individual reimbursements typically is not disclosed to all investors in the Fund, their effect is reflected in the Fund’s audited financial statements, and any fee paid or expense reimbursed to Vista or such service providers generally is subject to: agreements with sellers, buyers and management teams; the review and supervision of the board of directors of or lenders to portfolio companies; and/or third-party co‐investors in its transactions. These factors help to mitigate related conflicts of interest.

Portfolio Companies may also be counterparties or participants in agreements, transactions or other arrangements with portfolio companies of other Vista PE Funds that may involve fees and/or servicing payments to Vista or its affiliates which are not subject to management fee offsets or otherwise shared with the relevant Vista PE Funds.

Vista and its affiliates may invest in the Fund on preferential terms, potentially diluting other Unitholders’ interests, while affiliated and certain other Unitholders may have access to more information and be able to take actions on the basis of such information (including with respect to subscriptions and/or repurchases) .

Vista may purchase Class E Units, Class V Units, or may otherwise make amounts available for the benefit of the Fund (directly or indirectly), including (without limitation) for the purposes of: (i) providing a source of liquidity to the Fund and (ii) providing seed capital for prospective investments. Such participation may be made on economic terms preferential to other Unitholders (and such other terms Vista considers reasonable having regard to the circumstances). Such participation by one or more Vista Entity or its/their affiliates, and their interests as investors in the Fund, may conflict with the interests of the Fund and its other investors (and may have the effect of diluting the Units of other investors).

Furthermore, certain Unitholders, including current and/or former senior advisors, officers, directors and personnel of Vista or its affiliates, charitable programs, endowment funds and related entities established by or associated with any of the foregoing, and other persons related to Vista, may receive preferential terms in connection with their investment in or alongside Vista PE Funds. Specific examples of such preferential terms received by certain affiliated Unitholders may include, among others, waiver of Management Fees. In addition, by virtue of their affiliation with Vista, affiliated Unitholders may have more information about the Fund and Investments than other Unitholders and will have access to information (including, but not limited to, valuation reports) in advance of communication to other Unitholders. For example, certain Unitholders can be expected to periodically request from the Sponsor information regarding the Fund and its Portfolio Companies and investments that is not otherwise included in the reporting and other information delivered to all Unitholders–for instance, pre-quarterly reporting valuation. In addition, certain third-party investment managers of defined contribution vehicles (or related to investments thereby) that are Unitholders of the Fund will, in order to comply with certain commercial, legal or regulatory requirements, require information from the Sponsor in order to facilitate the calculation of daily valuation estimates with respect to such vehicles’ interests (directly or indirectly) in the Fund. Although any such valuation estimates would be calculated by independent valuation agents engaged by such third-party investment managers and the Sponsor would neither be ultimately responsible for nor endorse such estimates, the Sponsor will be expected to provide certain information to such independent valuation agents to facilitate the analyses underlying their valuation estimates. In all such circumstances, the Sponsor may provide such information to such Unitholder and not to other Unitholders, subject to the requirements of applicable law, and the Sponsor may not be obligated to affirmatively provide such information to all Unitholders where it has provided such information upon request by certain Unitholders. As a result, certain Unitholders can be expected to receive more information from the Sponsor about the Fund and its Portfolio Companies or can be expected to receive information about the Fund and its Portfolio Companies at an earlier time than other

Unitholders, and the Sponsor will have no duty to ensure that all Unitholders receive the same information regarding the Fund and its Portfolio Companies. Therefore, such affiliated Unitholders will be able to take actions (including with respect to subscriptions and/or repurchases) on the basis of such information which, in the absence of such information, other Unitholders do not take. Finally, to the extent affiliated Unitholders submit repurchase requests in respect of their Class E Units in the Fund, conflicts of interest will arise and Vista’s affiliation with such Unitholders could influence Vista’s determination to exercise its discretion whether to satisfy, reject or limit any such requested repurchase. While such affiliated Unitholders and/or the Fund will seek to adopt policies and procedures to address such conflicts of interest, there can be no assurance that the conflicts of interest described above will be resolved in favor of the Fund or other Unitholders.

Board members’ roles with other Vista Entities or funds may create conflicts in prioritizing duties and decisions, potentially favoring other funds over the Fund.

The functions and duties that members of the Board of Directors (some of whom may be affiliated with Vista) undertake for the benefit of the Fund, will not be exclusive and such members of the Board of Directors may perform similar functions and duties for other Vista Entities (including, without limitation, Vista) and/or other Vista PE Funds and/or third parties and accordingly conflicts of interest may arise in allocating time, services and/or functions among such other Vista Entities, other Vista PE Funds, one or more third parties and the Fund.

Members of the Board of Directors may be members, employees, officers, managers or directors of entities or advisory teams that provide advice to the general partner, manager and/or operator of certain Vista PE Funds or may be third parties (including third party (sub-)investment managers and/or service providers). Certain members of the Board of Directors may therefore have significant other responsibilities in addition to their responsibilities in respect of the Fund, including with respect to portfolio companies of certain Vista PE Funds and/or the funds of other third-party sponsors. This may present a conflict of interest if such persons pursue the interests of the Fund or a third party-managed fund and a Vista PE Fund simultaneously. Certain members of the Board of Directors which are affiliated with Vista may also, as part of their services to Vista, be appointed to the board of a portfolio company of a Vista PE Fund (generally in a supervisory capacity with a view to monitoring the performance of such portfolio company in accordance with the relevant Vista PE Fund’s shareholder rights) and situations may arise in which such a member has a duty to or an interest in a portfolio company which conflicts with its duties to, or the interests of, the Fund or a Vista PE Fund. Similar conflicts may arise with the interests of members of the Board of Directors which are not affiliated with Vista, including with respect to their engagement with third party sponsors of investment funds, some of which may compete with the interests of Vista PE Funds.

Certain members of the Board of Directors may have been or be invited to make an investment in the Vista PE Funds, some of which the Fund will participate in and/or alongside, in exchange for a right to receive economic entitlements (such as carried interest, where applicable), thereby creating an indirect alignment of their interest with those of Unitholders. However, members of the Board of Directors who are professionals within Vista may hold investments and/or other economic rights or entitlements with respect to multiple Vista PE Funds which may present conflicts of interest and create incentives to resolve a conflict which is more favorable to one Vista PE Fund than another Vista PE Fund (including as a result of having a greater investment or economic entitlement in one Vista PE Fund than another Vista PE Fund, or the matter in respect of which a conflict arises having a disproportionate bearing on such professional’s economic entitlement in respect of one Vista PE Fund as compared with another relevant Vista PE Fund with respect to the conflict matter at hand). Vista Entities and managers, directors, officers and employees of Vista may hold an indirect investment in, or receive other economic enticements with respect to, the Fund through one or more Vista PE Fund entities (including a subsidiary investment vehicle) or otherwise invest directly or indirectly alongside the Fund through one or more co-investment schemes established for such purpose.

Independent Directors may have roles with other Vista PE Funds and potentially prioritize their other obligations over the Fund.

Directors which are not affiliated with Vista may perform similar functions to their functions in respect of the Fund for other Vista PE Funds and may perform similar functions for, and have duties to, other organizations and businesses that may give rise to conflicts of interest. In certain cases, such independent directors may also be appointed to the board of portfolio companies of certain Vista PE Funds or investment funds of third-party sponsors, typically in a non-executive capacity, and have other business interests that give rise to conflicts of interest with the interests of the Fund, the Vista PE Fund(s) or one or more of their portfolio companies. The Independent Directors may also gain knowledge, expertise and information by virtue of their role with respect to one or more Portfolio Companies indirectly held by the Fund which may benefit one or more competing organizations or businesses in respect of which the Independent Directors separately provide advice or otherwise have an interest. In the event that an Independent Director has an actual or potential conflict of interest by virtue of such member’s involvement with or investment in other Vista PE Funds or other business interests, such member would be expected to disclose such conflict of interest to the Board of Directors.

Vista retains consultants to provide services to portfolio companies and funds and has discretion to determine their costs and compensation that are often borne by the Fund or Portfolio Companies, creating potential conflicts of interest due to Vista’s control over fee structures, expense allocation and compensation arrangements.

Vista from time to time retains certain consultants, including VCG, and deploys other members of VCT, namely Vista’s operating professionals, to provide services to (or with respect to) one or more Vista PE Funds or certain current or prospective portfolio companies in which one or more Vista PE Funds invest. Such persons generally may provide services in relation to the identification, acquisition, holding, improvement and disposition of portfolio companies, including operational aspects of such companies, and from time to time also provide “front office” functions with respect to a Vista PE Fund, such as sourcing or other investment-related functions (such services provided by third-party consultants, VCG or other members of VCT, collectively, “Consultant Services”). Consultant Services may also include serving in management or policymaking positions for portfolio companies. These services may be high level insight or extensive day-to-day roles, and may include support to the General Partner or portfolio companies regarding, among other things, the company’s management (including serving in management positions or participating in determining corporate strategy), the company’s supply chain, revenue and margin management (including determining sales/marketing strategy and retail strategy), data intelligence, finance (including generating metrics and reporting and business restructuring), human capital management (including recruiting personnel and determining executive/incentive compensation), information technology, cybersecurity, corporate communications, customer service, sustainability (including strategy, policy, and reporting development), real estate matters, and similar operational matters. The nature of the relationship with each such consultant and the time devotion requirements of each such consultant may vary significantly. These arrangements may be memorialized in a formal written agreement or may be informal and are negotiated individually, depending upon the anticipated Consultant Services to be provided. In certain cases, consultants have attributes of, or may otherwise be perceived to be, Vista personnel (for instance, they may have dedicated office space, receive Vista administrative support, participate in general meetings or events for Vista personnel, have a Vista e-mail address or business cards), even though they are not employees, affiliates or personnel of Vista. Consultants may make use of Vista resources or otherwise be associated with Vista, including through their access to confidential information regarding the Portfolio Companies and possible future deal origination to the extent applicable.

Compensation for third-party consultants, VCG or other members of VCT may be paid and/or reimbursed by Vista, the Portfolio Companies and/or the Fund. Consultant compensation paid to a consultant that is an affiliate or employee of Vista or its affiliates will be determined at the discretion of the General Partner taking into account the particular Consultant Services and may include reimbursement of an allocable portion of an affiliated consultant’s compensation (including, without limitation, salary, bonus, payroll taxes and benefits) and overhead (including, without limitation, rent, property taxes and utilities allocable to the workspaces), as well as cash fees, retainers, discretionary bonuses (whether or not based on pre-determined milestones), transactions fees, participation interest or securities of a Portfolio Company or holding company, and/or a share of proceeds upon sale of a Portfolio Company or holding company (including interests financed by a loan from the Fund). Consultants or other members of VCT also may have a limited partner interest in the General Partner and/or one or more Vista Entities, including the Fund, may receive remuneration from Vista and/or the Vista Entities or their affiliates, and/or be entitled to other forms of compensation, the amount of which will generally be determined according to one or more methods, including the value of the time (including an allocation for overhead and other fixed costs) of such consultants, hours worked by a consultant, a percentage of the value of a Portfolio Company, or amounts charged by other providers for comparable services. Compensation in the form of profits or equity interests in a Portfolio Company or intermediate holding company generally has a dilutive impact on the Fund’s investment, and the Fund typically will bear the costs of all compensation paid to such persons as well as fees, costs and expenses of structuring consultant arrangements. Third-party consultants, VCG and/or other members of VCT have also received and expect to receive in the future expense reimbursements (including reimbursements for travel and other costs in connection with their services). Such fees related to investment opportunities, reimbursements, and other compensation paid to third-party consultants, VCG or other members of VCT will not offset the Management Fee. In the event one or more providers are providing services with respect to the Vista Entities, including the Fund, such providers’ expenses will be allocated among the Vista Entities as determined by Vista, as applicable in a manner it believes to be fair and equitable to the Vista Entities under the circumstances over time, consistent with the applicable governing documents and as described elsewhere herein. To the extent any such provider’s expenses are payable to any affiliated consultant by the Fund or a Portfolio Company, such expenses will be retained by such consultant and will not reduce the Management Fee or any other fees otherwise payable to Vista or its affiliates and will not benefit the Fund or its investors, even if the consultant paid by the Fund or a Portfolio Company have the effect of reducing any retainers or minimum amounts otherwise paid by Vista. The determination of whether compensation of a third-party consultant or member of VCT is paid by a Portfolio Company, the Fund or Vista will be made by Vista in its sole discretion. Vista’s determination as to whether a service is a Consultant Service, the categorization of any fees and expenses, and the allocation of such fees and expenses shall be binding on the Fund and the Unitholders.

Although Vista seeks to retain consultants with a view to reducing costs to Portfolio Companies and, ultimately, the Fund, a number of factors may result in limited or no cost savings from such retention. Vista also seeks to reduce potential conflicts of interest resulting from such arrangements by structuring compensation packages for such persons in a manner that Vista believes will align such persons’ interests with those of the Unitholders and seeks to retain only consultants and service providers that it believes provide a level of service at a value generally consistent with other relevant market alternatives. VCG operates at or near break-even, as assessed on an annual basis by Vista. However, there can be no assurance that no other service provider is more qualified to provide the applicable services or could provide such services at lesser cost.

Vista’s use of “soft dollars” to obtain research and brokerage services may create conflicts of interest by incentivizing Vista to select broker-dealers based on the receipt of such services rather than obtaining the most favorable execution.

Vista reserves the right to take into consideration the receipt of brokerage and research products and services in connection with brokerage transactions. When appropriate under its discretionary authority and consistent with the duty to seek best execution, Vista may direct brokerage transactions for client accounts to broker‐dealers who provide Vista with such products and services. The brokerage commissions used to acquire such products and services in these arrangements are known as “soft dollars.” Broker‐dealers typically provide a bundle of services, including both research and brokerage (e.g., research ideas, investment strategies, block positioning capabilities, clearance, settlement, and custodial services). The research provided can be either proprietary or third party. Broker‐dealers do not generally charge separate fees for proprietary research and brokerage services. Vista may direct brokerage transactions to acquire either type of research or execution services. Section 28(e) of the Exchange Act provides a “safe harbor” which allows an investment adviser to pay for research and brokerage products and services with commission dollars generated by transactions. In determining whether a service or product qualifies as research or brokerage, Vista evaluates, among other things, whether the service or product provides lawful and appropriate assistance to Vista in carrying out its investment decision making responsibilities. Vista limits its use of soft dollars to pay for research and execution services that fall within the safe harbor. Vista uses soft dollars to pay for a portion of “mixed use” items (products or services that include both safe harbor eligible research/brokerage elements and non‐safe harbor eligible research/brokerage elements). In such cases, Vista has a conflict of interest in allocating the costs of such services between those that primarily benefit Vista and those that primarily benefit the Fund. In these cases, Vista makes a good faith allocation of the portion of those services used for non‐research purposes and pays directly for such portion of those services. Accordingly, the approval for any mixed‐use product will also include an approved allocation methodology, as detailed within Vista’s soft dollar policy. Vista benefits from the research and services that it receives because it does not need to pay for or generate the research internally, and this benefit could incentivize Vista to select a counterparty based on its interest in receiving research rather than investor’s interests in receiving the most favorable execution available.

Vista’s practice of aggregating publicly-traded securities across multiple Vista Entities to achieve potential economic benefits may result in conflicts of interest regarding trade allocation.

When transacting in the same publicly‐traded security for two or more Vista Entities, Vista reserves the right to aggregate the orders into a single order (“bunched order”) if Vista, in exercising reasonable judgment at the time of the aggregation, believes the bunched trade is reasonably likely to result in an overall economic benefit to each Vista Entity. Such determination is based on an evaluation that the Fund will benefit from relatively better purchase or sale prices, lower commission expenses or better timing of the transactions, or a combination of these and other factors. In instances, where the execution prices are different due to the volume and execution time of the securities transacted, each of the Vista Entities will generally receive the average transaction price. In the event a bunched order is only partially executed, the executed portion of combined transaction orders for two or more Vista Entities will be allocated, when possible, on a pro‐rata basis (to the nearest round lot), with each Vista Entity receiving a percentage of the executed portion of the order based upon each Vista Entity’s percentage of the original order. This policy will apply to all Vista Entities participating in the execution under the same trading circumstances (price limits, time of entry, etc.). The allocation will be made at the average execution price or at prices mathematically closest to the average price. Every effort will be made to use a single average price in such allocations; the documentation will be maintained by the executing broker. The executing broker will provide an average price for the day for the execution(s) unless the orders are placed separately with a wide discrepancy in price paid/received.

Unitholders may have conflicting investment, tax and other interests with respect to their investment in the Fund, and the General Partner’s and the Manager’s decisions may benefit some Unitholders more than others.

The Unitholders may have conflicting investment, tax and other interests with respect to their investments in the Fund. The conflicting interests of individual Unitholders may relate or arise from, among other things, the nature of portfolio investments made by the Fund, the structuring or the acquisition of portfolio investments and the timing of disposition of portfolio investments. As a consequence, conflicts of interest may arise in connection with the decisions made by the General Partner and the Manager, including with respect to the nature or structuring of portfolio investments that may be more beneficial for one Unitholder than for another Unitholder, especially with respect to Unitholders’ individual tax situations. In selecting and structuring portfolio investments appropriate for the Fund, the General Partner and the Manager will consider the investment and tax objectives of the Fund and its Unitholders as a whole, not the investment, tax or other objectives of any Unitholder individually. Further, certain Unitholders can be expected to also be investors in other Vista Entities, including supplemental capital vehicles and co-investment vehicles that may invest alongside the Fund in one or more investments or be lenders, which will create conflicts for the Sponsor in the treatment of different

Unitholders and will in certain circumstances allow such Unitholders to receive information regarding the Fund’s Portfolio Companies and investments that is not otherwise delivered to all Unitholders at the same time, if at all.

Vista may recommend or direct the Fund or Portfolio Companies to engage Vista, its affiliates or related entities for services, potentially creating conflicts of interest due to Vista’s financial or business incentives.

Vista generally exercises its discretion to recommend to the Fund, or to a Portfolio Company thereof, that it contracts for services with (i) Vista or a related person of Vista (which may include a Portfolio Company of the Fund); (ii) an entity with which Vista or its affiliates or employees has a relationship or from which Vista or its affiliates or employees otherwise derives financial or other benefit, including relationships with joint venturers or co-venturers, or relationships where Vista personnel are seconded, or from which Vista receives secondees; or (iii) certain Vista Entity investors (including Unitholders) or their affiliates. Such relationships may influence decisions that Vista makes with respect to the Fund. For example, Vista may be presented with opportunities to receive financing and/or other services in connection with the Fund’s investments from certain Unitholders or their affiliates that are engaged in lending or related business. Such services also include services during the diligence and acquisition process. This subjects Vista to conflicts of interest, because although Vista selects service providers that it believes are aligned with its operational strategies and will enhance Portfolio Company performance and, relatedly, returns of the Fund, Vista has a potential incentive to recommend the related or other person (including a Unitholder) because of its financial or other business interest. There is a possibility that Vista, because of such belief or for other reasons (including whether the use of such persons could establish, recognize, strengthen, and/or cultivate relationships that have the potential to provide longer-term benefits to a Vista Entity or Vista) may favor such retention or continuation even if a better price and/or quality of service could be obtained from another person. Vista will not necessarily seek out the lowest cost options when incurring (or causing the Fund or its Portfolio Companies to incur) such expenses. Although Vista generally seeks appropriate rates for services, it reserves the right to prioritize prior usage, perceived quality, sector competence or expertise, familiarity, onboarding speed or other factors in retaining or recommending service providers. Additionally, from time to time, Vista permits certain service providers, their affiliates and personnel to invest in or alongside, the Fund or other Vista Entities, and due to the nature of the service provider relationships these persons have the potential to have information advantages relative to other investors or Co-Investors. In certain circumstances where Vista commits or has committed to seek “market” or “arms-length” rates or terms, Vista will do so in its sole discretion, seeking rates that it has determined in its sole discretion to be reflective of the range of rates in the applicable or related markets. Vista reserves the right to deem third-party investments in a transaction to be verification that the transaction was entered into at a value that is at “arms-length”. Consequently, Vista undertakes no minimum amount of benchmarking, and does not represent that any such benchmarking ultimately will be accurate, comparable or relate specifically to the assets, geographies, services or comparable markets to which such rates or terms relate. Where such rates or terms include hourly components, Vista reserves the right to rely on approximations or estimates of time spent for purposes of allocating or charging for services. Any methodology, or choice among methodologies, involves potential conflicts of interest. Whether or not Vista has a relationship or receives financial or other benefit from recommending a particular service provider, there can be no assurance that no other service provider is more qualified to provide the applicable services or could provide such services at lesser cost.

Vista and its affiliates also reserve the right to, from time to time, employ Vista employees with pre-existing ownership interests in portfolio companies owned by the Vista Entities advised by Vista and/or its affiliates; conversely, former employees of Vista and/or its affiliates are expected, from time to time, to serve in significant management roles at portfolio companies or service providers recommended by Vista. In such capacity, this may give rise to conflicts to the extent that an employee’s fiduciary duties to a Portfolio Company as a director may conflict with the interests of the Fund, but, because the Fund will generally be a significant shareholder of such companies, it is expected that such interests will generally be aligned. Compensation (if any) paid to Vista principals and employees for this service is for the benefit of the Fund only and is subject to a Management Fee offset. Vista expects to be subject to a potential conflict of interest with the Fund in recommending the retention or continuation of a third-party service provider to the Fund or a Portfolio Company if such recommendation, for example, is motivated by a belief that the service provider or its affiliate(s) will continue to invest in one or more Vista Entities, will provide Vista information about markets and industries in which Vista operates (or is contemplating operations), or will provide other services that are beneficial to Vista and/or will provide financial sponsorship of events held by Vista (such as transaction closing dinners or outings, or informational summits or training events for Vista or Portfolio Company personnel). Vista expects to be subject to a potential conflict of interest in making such recommendations, in that Vista has an incentive to maintain goodwill between it and the existing and prospective portfolio companies for a Vista Entity, while the products or services recommended may not necessarily be the best available to the Portfolio Companies held by the Fund.

Vista employees may also serve as directors, or otherwise be associated with, companies that are competitors of Portfolio Companies of the Fund. Portfolio Companies may also be counterparties or participants in agreements, transactions, or other arrangements with portfolio companies of other Vista Entities that may involve fees and/or servicing payments to Vista or its affiliates, which are not subject to Management Fee offsets or otherwise shared with the Fund.

Vista and its affiliates reserve the right to, from time to time, hire part-time or full-time employees (including interns) who are relatives of, or are otherwise associated with an investor, Portfolio Company, former Portfolio Company, investment target, or service provider. Although Vista uses reasonable care to mitigate any potential conflicts of interest with respect to each particular situation, there is no guarantee that Vista can control all such conflicts of interest and there may be a continuing appearance of a conflict of interest (including, for instance, preferential hiring practices).

Services required by the Fund (including some services that will have been historically provided by Vista or its affiliates to the Fund) may be, for certain reasons including efficiency and economic considerations, outsourced in whole or in part to third parties or licensed software, in each case in the discretion of Vista or its affiliates. This can create a conflict of interest because Vista and its affiliates have an incentive to outsource such services at the expense of the Fund to, among other things, leverage the use of Vista’s personnel. Such services may include, without limitation, deal sourcing, asset management, information technology, data analytics, artificial intelligence, machine learning, automation, AI implementation, integration, consulting services and related software-based tools, licensed software, depository, data processing, client relations, administration, custodial, marketing and marketing-reviews, accounting, valuation, trading, legal, human resources, client services, compliance, corporate secretarial and tax support, director services and other similar services. Outsourcing may not occur universally for all Vista Entities and accordingly, certain costs may be incurred by the Fund for a third-party service provider that is not incurred for comparable services by other Vista Entities. The decision by Vista to initially perform a service for the Fund in-house does not preclude a later decision to outsource such services (or any additional services) in whole or in part to a third-party service provider in the future and Vista has no obligation to inform the Fund or investors of such a change. Such services may also supplement or be performed alongside services performed by Vista. The costs and expenses of any such third-party service providers will be borne by the Fund. Vista also reserves the right to elect to allocate costs associated with providing in-house legal, administrative, accounting, finance, tax, capital markets, compliance, sustainability or other similar services to the Vista Entities and/or portfolio companies, as described above. In some cases, and subject to applicable law and contractual restrictions, third-party service providers are permitted to delegate all or a portion of their responsibilities relating to the Fund, Vista Entities and/or their respective portfolio companies to other third parties (including their affiliates). Any such delegation could further reduce Vista’s control over the outsourced functions, and Vista would lack direct oversight over the party to whom the responsibilities are delegated.

A third-party service provider could face conflicts of interest in carrying out its responsibilities relating to Vista, the Fund, Vista Entities and/or their respective portfolio companies, including (without limitation) in relation to the delegation of such responsibilities to other parties and the allocation of time, attention and resources to Vista, the Fund, Vista Entities and/or their respective portfolio companies, as compared to the service provider’s other clients. Third-party service providers could have incentives to carry out their responsibilities in a manner that does not advance the interests of the Fund, Vista Entities and/or their respective portfolio companies and often have no fiduciary obligation to act in the best interest of Vista, the Fund, Vista Entities and/or their respective portfolio companies. Vista has limited visibility into what conflicts of interest a third-party service provider might face and the extent to which any such conflicts impact the service provider’s decision-making. There can be no assurances that Vista will be able to identify, prevent or mitigate the risks of engaging third-party service providers, including the risk that such third-party service provider or its delegates will not perform the outsourced function with the same degree of skill, competence and efficiency as Vista would in the absence of an outsourcing arrangement. The Fund may suffer adverse consequences from actions, errors or failures to act by such third parties, and will have obligations, including indemnity obligations, and limited recourse against such third parties.

Third-party advisors and service providers often charge different rates, including discounted or below-market or no-fee rates, or otherwise have different arrangements for specific types of services. For example, the fee for a particular type of service may vary based on the complexity of the matter, the expertise required, demands placed on the service provider and the volume of various matters and services. Therefore, to the extent the types of services used by the Fund are different from those used by Vista or its affiliates, or other Vista Entities or their portfolio companies or any of their respective affiliates, any of the foregoing may pay different or preferential amounts or rates than those paid by the Fund or its Portfolio Companies with respect to any particular advisor or service provider. The General Partner reserves the right to make all determinations regarding any such differential rates or arrangements with respect to the Fund in its sole discretion.

In addition, certain advisors and service providers (including law firms) may temporarily provide their personnel to Vista, the Fund or other Vista Entities, their portfolio companies or their respective affiliates on secondment pursuant to various arrangements including at cost or at no cost. Vista, the Fund, other Vista Entities, their portfolio companies or any of their respective affiliates may from time to time be beneficiaries of these arrangements, including in circumstances where the advisor or service provider also provides services to the Fund in the ordinary course. Such personnel may provide services in respect of multiple matters, including in respect of matters related to Vista, its affiliates and/or any Vista Entities’ portfolio companies and in any such circumstance the benefits or costs of any such personnel will be allocated in Vista’s discretion taking into consideration the usage of such personnel.

Conflicts of interest exist in the allocation of the costs and benefits of arrangements with service providers for the provision of goods or services to Vista, the Fund, Vista Entities and/or their respective portfolio companies. Vista manages such conflicts and makes allocation judgments with respect to such costs and benefits in its fair and reasonable discretion, notwithstanding its interest in the outcome. Vista’s allocation decisions with respect to service providers at times are informed by input from the relevant service provider

(including but not limited to where the service provider provides recommended allocation percentages across the relevant parties or provides market practice in sight with respect to allocation percentages), and it is possible that the relevant service provider could, due to a conflict, recommend expense allocations that are more favorable to Vista than the Fund or Vista Entities.

Vista from time to time is permitted to cause the Fund to bear the full cost and expense of engaging certain service providers on behalf of a Portfolio Company. In the event the Fund is not the sole shareholder of the Portfolio Company, other shareholders will benefit from the costs incurred by the Fund and will not reimburse the Fund for their pro rata portion of the cost of any such service provider.

Certain personnel of Vista (which for the avoidance of doubt, may be separate from VCT personnel) or its affiliates (including VCG) are permitted to be temporarily seconded to or otherwise engaged by certain portfolio companies on either a full-time or a part-time basis to provide services to such portfolio companies. In some instances, Vista will pay such person’s cash and non-cash compensation and will pay for any travel costs or other out-of-pocket expenses incurred in connection with the provision of their services. In other instances, in accordance with the Fund LPA, the Portfolio Company will bear such costs and expenses (including by reimbursing Vista), including cash, equity, and other non-cash compensation, and such expenses will not be offset against the relevant management fee. To the extent Vista receives any fees or expense reimbursement from a Portfolio Company with respect to such personnel, in the event that employee is not a principal of Vista and is spending a material portion of his or her business time in a non-director management role at the Portfolio Company, it is expected that they will not result in any offset against the Management Fees payable by the Fund. In certain instances, whether an individual who provides services to a Portfolio Company should be characterized as an industry specialist, an employee or former employee of Vista, or a seconded employee may be unclear. In such cases, Vista will make a determination in good faith based on its evaluation of the relevant facts and circumstances, including the types of services provided to the Portfolio Company and the amount of time such individual dedicates to the portfolio compared to other duties to Vista and the Fund’s other Portfolio Companies or potential Portfolio Company. To the extent such secondment or engagement is on a part-time basis, Vista will use its discretion in allocating the appropriate costs of such employees amongst the appropriate entities and reserves the right to rely on approximations or estimates of time spent for purposes of allocating or charging for services.

Vista generally is permitted to, in its discretion, recommend to the Fund or to a Portfolio Company thereof (in response to a solicitation for a recommendation or otherwise) that it contract for services with (i) Vista or a related person of Vista (including but not limited to a portfolio company of a Vista Entity); or (ii) an entity with which Vista or its affiliates or a member of their personnel has a relationship or from which Vista or its affiliates or their personnel otherwise derives financial or other benefit. Such relationships may influence decisions that Vista makes with respect to the Fund. When making such a recommendation, Vista, because of its financial or other business interest, has an incentive to recommend the related or other person even if another person is more qualified to provide the applicable services and/or can provide such services at a lesser cost.

Vista has discretion to calculate and allocate the costs of in-house services provided to the Fund, and such calculation and allocations may not be exact.

The Fund has and is expected to continue to bear as fund expenses an allocable portion of the compensation and expenses attributable to certain in-house legal, administration, accounting, finance, tax, compliance, capital markets, sustainability and other professionals employed by Vista or its affiliates in respect of services performed on behalf of the Fund, its investments and its Portfolio Companies. Vista determines the cost of services performed by such in-house professionals in its good faith and in its sole discretion. In allocating such expenses, Vista’s methodologies may include requiring personnel, in a reasonable manner, to record and allocate their time on a routine basis to the Fund, its investments and its Portfolio Companies, or any other methodologies they determine to be fair and reasonable under the circumstances. Because Vista’s in-house expense calculation and allocation processes rely on certain judgments and assessments that in turn are based on information and estimates from various inputs, the calculations and allocations that result may not be exact. In the future, Vista may use additional or different methods to allocate in-house expenses in a manner that it determines to be fair and reasonable. Vista also expects from time to time to expand the scope of categories of personnel to apply to additional professionals employed by Vista or its affiliates in respect of services performed on behalf of the Fund, its investments and its Portfolio Companies.

Vista’s “OneVista” initiative may result in uneven cost allocations, unequal benefits among portfolio companies and funds, and potential conflicts of interest due to Vista’s financial or business incentives.

Vista continues to evolve its engagement with the enterprise software sector and empower organizations to fuel their digital transformation efforts. In furtherance thereof, Vista launched the “OneVista” initiative (“OneVista”) to leverage the broad reach of the Vista platform and the network effect of its portfolio. Through OneVista, Vista and the VCT have sought, and will likely continue to seek, to identify and help facilitate synergies between and among its portfolio companies (including those held by different Vista Entities) with the aim of enabling strategic partnerships and collaborations between and among such portfolio companies, thereby enhancing their respective go-to-market strategies. The OneVista team may also work with portfolio companies to facilitate a sales opportunity in isolation, rather than in concert with other portfolio companies. In connection therewith, the applicable participating portfolio companies will bear fees, costs and expenses related to such efforts. In certain circumstances, a portfolio company that is a member of the OneVista ecosystem may bear more than its proportionate share of the fees, costs and expenses, as compared to other member portfolio companies. Further, some members of the OneVista ecosystem may derive greater benefits than other members in these arrangements, which would in turn confer greater benefits on some Vista PE Funds than other Vista PE Funds. There can be no assurance that no other service provider is more qualified to provide the applicable services or could provide such services or benefits at lesser cost. In facilitating the OneVista activities, Vista and its affiliates face potential conflicts of interest because although Vista and its affiliates intend to make recommendations that they believe are aligned with a portfolio company’s financial and operational strategies and which they anticipate will enhance investment performance, Vista and its affiliates may have an incentive to make such a recommendation because of its, or its affiliates’, financial or business interests. Further, there can be no assurance that Vista will be able to achieve its objectives with respect to OneVista or, if any such activities are conducted, such activities will not have an adverse effect on the applicable portfolio companies.

The General Partner and/or the Fund may agree to entitle some Unitholders to invest in the Fund on more favorable terms than those for other Unitholders.

Although the Fund does not expect to, the General Partner and/or the Fund could enter into other written agreements with one or more Unitholders. These agreements may entitle a Unitholder to make an investment in the Fund on terms other than those described herein, which may be more favorable. The General Partner and/or the Fund may enter into such agreements with certain investors that have investment arrangements with respect to one or more Vista Entities, and such written agreements may contain differing economic, governance, reporting or related arrangements to those offered and/or disclosed to other Unitholders. Any such written agreements are likely to confer benefits on the relevant Unitholder, which may be at the expense of the Fund or of Unitholders as a whole. Vista has no obligation to offer any such additional rights, terms, or conditions, to any other Unitholder in the Fund, except to the extent required by the Fund LPA. Once invested in the Fund, Unitholders generally cannot impose additional investment guidelines or restrictions on the Fund.

Portfolio Companies may pay arranger fees in connection with debt issuances involving Vista Credit Funds through pro rata shares of such fees, which will not offset against the Fund’s Management Fee.

Historically, certain portfolio companies of the Vista PE Funds have paid arranger fees in connection with debt issued by such portfolio companies. In instances where one or more Vista Credit Funds participated in such debt issuances, the participating Vista Credit Funds have received their pro rata share of arranger economics that would otherwise have been paid by the issuing portfolio company to arranging banks in addition to the market fee paid to lenders investing in the credit facilities of such portfolio companies. Vista expects that the Fund’s Portfolio Companies will issue debt and that the Vista Credit Funds may participate in such debt issuances. In connection with any such issuances, the applicable Portfolio Company is expected to pay arranger fees or other economics and the participating Vista Credit Funds will generally benefit from receiving a pro rata share of any such fees or other economics. Such arranger fees will not be offset against the Management Fee of the Fund.

Vista’s policies are subject to change and the information relating thereto may be qualified by subsequent disclosure to investors.

The foregoing summarizes, as of the date of this Annual Report, certain of Vista’s policies, which are subject to change, and the information relating thereto may be qualified by subsequent disclosure to investors through the Form ADV of Vista Equity Partners Management, LLC, other periodic disclosures (including any filings of the Fund that may be required under the Exchange Act), shareholder reporting, and any disclosure as otherwise permitted or required by the governing agreements of the Fund.

Investments in SPACs, including those sponsored by Vista, involve potential conflicts of interest arising from Vista’s dual roles as SPAC sponsor and Fund manager.

A SPAC is typically a publicly-traded company formed for the purpose of raising capital through an initial public offering (an “IPO”) to fund the acquisition, through a merger, capital stock exchange, asset acquisition, or other similar transaction (each, a “Transaction”), of one or more undervalued operating businesses. Following the acquisition of a target company, a SPAC typically would exercise control over the management of such target company in an effort to increase the value of such target company. Capital raised through the IPO of securities of a SPAC is typically placed into a trust until the target company is acquired or a pre-determined period of time elapses. Investors in a SPAC would receive a return on their investment in the event that a target company is acquired and such target company’s value increased. In the event that a SPAC is unable to locate and acquire a target company by the deadline, the SPAC would be forced to liquidate its assets, which may result in losses due to the expenses and liabilities of the SPAC. Investors in a SPAC are subject to the risk that, among other things: (i) such SPAC may not be able to locate or acquire a target company by the deadline; (ii) assets in the trust may be subject to third-party claims against such SPAC, which may reduce the per share liquidation price received by the investors in the SPAC; (iii) such SPAC may be exempt from the rules promulgated by the SEC to protect investors in “blank check” companies, such as Rule 419 promulgated under the Securities Act, so that investors in such SPAC may not be afforded the benefits or protections of those rules; (iv) such SPAC may only able to complete one Transaction, which may cause it to be solely dependent on a single business; (v) the value of any target company may decrease following its acquisition by such SPAC; (vi) the value of the funds invested and held in the trust decline; (vii) the inability to redeem due to the failure to hold the securities in the SPAC on the record date or the failure to vote against the acquisition; and (viii) if the SPAC is unable to consummate a Transaction, public stockholders will be forced to wait until the deadline before liquidating distributions are made. In addition, most SPACs are illiquid and have a concentrated shareholder base that tends to be composed of hedge funds (at least at inception).

The Fund may invest in a SPAC that, at the time of investment, has not selected or approached any prospective target businesses with respect to a Transaction. In such circumstances, there may be a limited basis for the Fund to evaluate the possible merits or risks of such SPAC’s investment in any particular target business. To the extent that a SPAC completes a Transaction, it may be affected by numerous risks inherent in the business operations of the acquired company or companies. For these and additional reasons, investments in SPACs are speculative and involve a high degree of risk. Further, the Fund is permitted to invest in entities that will sponsor SPACs and, in such circumstances, would bear the associated expenses, which, among other things, are used to fund certain offering expenses, the upfront portion of the underwriting discount, and the working capital of the applicable SPAC. In exchange for supplying the “at-risk capital” of a newly formed SPAC, the Fund sponsoring the SPAC may receive the sponsor shares from the applicable SPAC. As sponsor, the Fund could lose the at-risk capital invested in a SPAC and such sponsor shares could become worthless if the SPAC is not successful and is unable to locate and consummate a Transaction or gain approval for the Transaction from the SPAC’s shareholders within the specified time period.

Vista and/or its affiliates are also permitted to sponsor one or more SPACs (without Vista PE Funds participating in sponsoring the SPAC) and, in connection therewith, may receive sponsor shares in such SPAC and for the avoidance of doubt, any amounts earned with respect thereto will not reduce the Management Fee or be for the benefit of the Fund except to the extent provided in the Fund LPA and/or IMA. The issuance of sponsor shares would have an indirect dilutive effect on the interests of the entity (e.g., the Fund) investing in the SPAC to the extent the Fund does not own the SPAC sponsor. Based on the investment strategy typical for a SPAC, such activity will not be subject to the restrictions on the formation of a successor fund. Conflicts may arise as a result of such activities, including in the event that any such SPAC enters into a transaction with a portfolio company of any Vista PE Fund or in the event that the Fund determines to make an investment in any such SPAC, in the event that the Fund determines to make an investment or commit to make an investment in the future alongside the SPAC, and in allocating Vista personnel time.

In particular, if the Fund (after obtaining the approval of the Independent Directors) commits to invest in a Vista-sponsored SPAC’s IPO, conflicts of interest arise with respect to the “at-risk” capital (described below) and receipt of sponsor shares which, as discussed above, will not reduce the Management Fee. In order to launch a SPAC, it is necessary for a SPAC’s sponsor to commit “at-risk” capital at the time of the IPO, which the sponsor loses if a Transaction is not consummated. If Vista or an affiliate commits to fund this “at-risk” capital, Vista or such an affiliate could be incentivized to pursue a deal to avoid losing the “at-risk” capital. Additionally, the sponsor shares will only have value to the extent a Transaction is consummated. Investment by the Fund in a Vista-sponsored SPAC (or a commitment by the Fund to invest in such SPAC) indirectly benefits Vista as the sponsor of the SPAC as such investment or commitment increases the likelihood of a successful Transaction by providing committed capital for the Transaction. In addition, if the Fund invests in a Vista-sponsored SPAC, in addition to its receipt of Management Fees and Performance Participation Allocation, Vista or an affiliate would also have an interest in the sponsor shares in the SPAC, which could act as a dual layer of fees/expenses borne by the Fund.

Additional potential conflicts of interest arise if the Transaction is between a Vista-sponsored SPAC and a Portfolio Company of the Fund. The sponsor of a SPAC is incentivized to find a target for a Transaction to avoid loss of “at-risk” capital, and in order for the sponsor shares to have value, and Vista or an affiliate would likely receive carried interest upon the sale of the Portfolio Company to the SPAC. All of these factors would incentivize Vista to consummate a Transaction, including with a Vista portfolio company. Vista will seek to resolve such conflicts in a manner that Vista deems fair and equitable to the extent possible under the prevailing facts and circumstances and that is consistent with the Fund LPA and the governing documents of such SPAC, but there can be no assurance that any such conflicts would be resolved in a manner beneficial to the Fund.

The General Partner is incentivized to have the Fund bear expenses for establishing or investing in platform companies that might otherwise have been paid by the General Partner or its affiliate.

From time to time, the Fund may establish or invest in platform companies or similar platform investments that seek to acquire interests in other companies and/or assets. While the Fund would typically be involved in the strategy and oversight of any platform investment, a platform investment typically would retain its own management team to operate, administer and manage the platform on a daily basis. In such cases, the Fund generally will directly or indirectly bear the expenses related to developing and operating the platform investment, including overhead expenses (such as real estate, technology, salaries, bonuses and incentive-based compensation

(e.g., equity, a profits interest, options and warrants)), investment sourcing and diligence expenses, transaction fees and other related expenses. Such expenses generally will not offset any Management Fees paid by the Fund and as such the General Partner is incentivized to have such platform investments bear expenses that might otherwise have been paid by the General Partner or its affiliate.

Such platform investments create potential conflicts of interest. For example, management teams at platform companies sometimes provide services that are similar to, and that may overlap with, services provided by Vista and its personnel to the Fund, and certain Vista professionals are expected to serve on the boards of, or otherwise provide services to, platform investments. Vista generally will have the ability to significantly influence the form and amount of compensation paid to a platform investment’s management team. Members of such a management team also may render services exclusively to the platform or provide the same or similar services to other funds and/or portfolio companies.

Vista may derive benefits, including exclusive use and monetization of proprietary information, from the Fund or Portfolio Company operations without offsetting Management Fees or otherwise reciprocating benefits.

In connection with its services to the Vista Entities and their investments, Vista, its affiliates and personnel expect to receive the benefit of certain tangible and intangible benefits. For example, in the course of Vista’s operations, including research, due diligence, investment monitoring, operational improvements and investment activities, Vista and its personnel expect to receive and benefit from information, “know-how,” experience, analysis and data relating to the Fund or Portfolio Company (as applicable) operations, terms, trends, market demands, customers, vendors and other metrics (collectively, “Vista Information”). In many cases, Vista Information will include tools, procedures and resources developed by Vista to organize or systematize Vista Information for ongoing or future use. Although Vista expects the Fund and its Portfolio Companies generally to benefit from Vista’s possession of Vista Information, it is possible that any benefits will be experienced solely by other or future Vista PE Funds or portfolio companies (or by Vista and its personnel) and not by the Fund or Portfolio Company from which Vista Information was originally received. Vista Information will be the sole intellectual property of Vista and solely for the use of Vista. Vista reserves the right to use, share, license, sell or monetize Vista Information, without offsetting or otherwise reducing Management Fees, and the Fund or relevant Portfolio Company will not receive any financial or other benefit of such use, sharing, licensure, sale or monetization. Additionally, expenses relating to the Fund or Portfolio Companies are expected to be charged using credit cards or other widely available third-party rewards programs that provide airline miles, hotel stays, lodging or travel rewards, rental cars, traveler loyalty or status programs, “points,” “cash back,” rebates, discounts and other arrangements, perquisites and benefits under the available terms of such reward programs. Such programs are expected to vary from time to time, and any such rewards (whether or not de minimis or difficult to value) generally will inure to the benefit of the personnel participating in the rewards program, rather than the Portfolio Companies, the Fund or its investors; no such rewards will offset or reduce Management Fees.

The activities of the General Partner, Manager, and other Vista Entities may create conflicts of interest that are not always resolved in favor of the Fund, and the Fund may lack the ability to mitigate such conflicts, even with the involvement of Independent Directors.

In addition, other present and future activities of the General Partner, the Manager, the Fund, other Vista Entities and their Portfolio Companies, affiliates and related parties, will from time to time give rise to additional conflicts of interest relating to the Fund and its investment activities. The General Partner generally will attempt to resolve conflicts in a fair and equitable manner, but conflicts will not necessarily be resolved in favor of the Fund’s interests and there may be situations where the Fund, as a passive investor investing alongside or in other Vista Entities, may not have the ability to mitigate such conflicts. In addition, pursuant to the Fund LPA, Independent Directors are authorized to give consent on behalf of the Fund with respect to certain matters, including those which may be required or advisable, as determined in the General Partner’s sole discretion, under the Advisers Act or other applicable laws or regulations, which may be, but is not required to be, given by a majority of the Independent Directors. If the Independent Directors consent to a particular matter and the General Partner acts in a manner consistent with, or pursuant to the standards and procedures approved by the Independent Directors or otherwise as provided in the Fund LPA, then the General Partner and its affiliates will not have any liability to the Fund or the Unitholders for such actions taken in good faith by them.

The Fund’s various agreements and arrangements are not the result of arm’s length negotiations.

The terms of the agreements and arrangements under which the Fund is established and will be operated have been or will be established by the General Partner and are not the result of arm’s-length negotiations or representations of the Unitholders by separate counsel. Potential investors should therefore seek their own legal, tax and financial advice before making an investment in the Fund.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Strategy and Risk Management

The Fund recognizes the importance of assessing, identifying and managing risks associated with cybersecurity threats. These risks include operational risks, intellectual property theft, fraud, extortion, harm to employees or customers, violation of privacy or security laws, and other litigation and legal, financial and reputational risks.

We rely on the cybersecurity strategy and policies implemented by Vista, the parent of the Manager. Vista maintains, and we rely on, a comprehensive cybersecurity program that is aligned to the National Institute of Standards and Technology’s Cybersecurity Framework as part of its enterprise risk management program, including physical and digital technologies and administrative, operational, and technical controls, to aid in efforts to identify, assess and manage cybersecurity risks. The program is designed to provide for the availability of critical data and systems, maintain regulatory compliance, manage material risks from cybersecurity threats and to protect against, detect and respond to cybersecurity incidents. Among other things, the program includes a risk management framework; controls designed to monitor our digital infrastructure and detect and alert to suspicious, anomalous, and/or malicious behavior and indicators of potential cybersecurity threats; regular scanning of our networks and systems to triage and manage any potentially exploitable vulnerabilities; regular tabletop exercises to test our incident response and business continuity and disaster recovery preparedness; and annual Information Security Awareness training for employees.

Vista has an Incident Response Plan which guides the actions to be taken in the event of a suspected or confirmed cybersecurity incident. The plan includes processes to triage, investigate, contain, and remediate the incident, and is designed to enable compliance with applicable legal and regulatory obligations and mitigation of financial and reputational damage. The Incident Response Plan includes notification to the applicable members of cybersecurity leadership, including Vista’s Chief Information Security Officer (“Vista CISO”), and, as appropriate, escalation to an internal ad-hoc group of senior employees, tasked with helping to manage the cybersecurity incident. Depending on the nature of the incident, the incident may also be reported to Vista’s Executive Committee, as well as to our Audit Committee and to our full Board of Directors, if appropriate. Vista also maintains a Business Continuity Plan, which provides procedures for maintaining the continuity of critical business processes in the event of business interruption, including any that involve cybersecurity incidents which may materially impact operations.

Vista engages with independent assessors and other third parties to validate security controls, standards, and policies, conduct annual penetration tests of networks and systems to identify threats and vulnerabilities, and assist with forensic analysis of material cybersecurity incidents. In addition, to identify and assess material risks from cybersecurity threats, Vista’s enterprise risk professionals collaborate with subject matter specialists, the Vista CISO, Vista’s Chief Compliance Officer (“Vista CCO”), Vista’s Chief Operating Officer and Vista’s Chief Legal Officer, as necessary, to gather insights for identifying and assessing material cybersecurity threat risks, their severity and potential mitigations.

These processes are also designed to address cybersecurity threats associated with the use of third-party providers. When selecting third-party service providers, associated cybersecurity threats are assessed, and, in addition, ongoing cybersecurity risk assessments of third-party service providers are conducted. These third-party service providers are also required to provide notifications of material breaches that may impact Vista’s data. Vista incorporates the cybersecurity risk coordination and assessment of third-party service providers into the overall cybersecurity program and enterprise-wide risk management.

We are not aware of any material cybersecurity incidents that have impacted us. However, Vista is aware that similar institutions, as well as its employees, service providers and other third parties, have experienced a significant increase in information security and cybersecurity threats in recent years and will likely continue to be the targets of increasingly sophisticated cyber-attacks. We described whether and how risks from identified cybersecurity threats are reasonably likely to materially affect us, including our business strategy and results of operations, under the heading “Cyber-attacks and identity theft could result in the loss of data, interruptions in the Fund’s business and damage to the Fund’s reputation, and subject the Fund to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on the business and results of operations of the Fund.”, included in Item 1A of this Form 10-K, which is incorporated by reference herein.

Cybersecurity Governance

Cybersecurity is an important part of Vista’s enterprise risk management processes and an area of focus for the Board of Directors and management for both Vista and the Fund. These cybersecurity risk management and strategy processes are overseen by the Data

Privacy and Information Risk Committee (the “DPIRC”). The DPIRC is co-chaired by the Vista CCO and Vista’s Chief Information Officer, with members including the Vista CISO and senior representatives from Vista’s Information Security, Legal, and Human Resources departments. The Vista CISO has extensive experience in cybersecurity and technology. The Vista CISO was appointed in 2024 and has over 20 years of cybersecurity, information security, and technology services and innovation experience.

The DPIRC is responsible for implementing, reviewing and revising cybersecurity policies and directives, as well as overseeing the protection, detection and response capabilities of cybersecurity resources. In addition, the DPIRC promotes, endorses and validates Vista’s cybersecurity risk posture, reviews industry best-practices, provides strategic direction for cybersecurity matters and oversees cybersecurity training programs. The DPIRC is informed about and monitors the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, Vista’s cybersecurity risk program and the operation of the Incident Response Plan and Business Continuity Plan and works in coordination with Vista’s internal information technology departments to, among other things, implement, review and revise the policies underlying its cybersecurity program. Additionally, Vista’s Enterprise Risk Committee receives quarterly information security updates from the Vista CISO.

The Board of Directors is responsible for the oversight of risks, including from cybersecurity threats. At least annually, the Vista CISO provides the Board of Directors with an overview of Vista’s cybersecurity threat risk management and strategy processes covering topics such as data security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, and the Incident Response Plan, as well as the steps taken to respond to such risks. Material cybersecurity threat risks are also considered during Board of Directors meeting discussions of matters such as enterprise risk management, operational budgeting, business continuity planning, brand management and other relevant matters.

Item 2. Properties.

The Fund does not own any real estate or other physical properties materially important to its operations. The corporate headquarters are located at 401 Congress Avenue Suite 3100, Austin, Texas 78701 and are provided by the General Partner and the Manager. Vista believes that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3. Legal Proceedings.

From time to time, the Fund may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with Portfolio Companies in which the Fund has an interest. The Fund may also be subject to regulatory proceedings. As of December 31, 2025, the Fund is not subject to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Fund’s Units are offered and sold in transactions exempt from registration under the 1933 Act pursuant to Section 4(a)(2) thereof and Regulation D and Regulation S thereunder, to investors that are both (a) accredited investors (as defined in Regulation D and Regulation S under the 1933 Act) and (b) qualified purchasers (as defined in the 1940 Act). The Fund’s Units are not listed or traded on any recognized securities exchange.

Because the Fund’s Units are being acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. The Fund’s Units may not be sold or transferred (i) except as permitted under the Fund LPA and (ii) unless the Units are registered under applicable securities laws or specifically exempted from registration. Accordingly, an investor must be willing to bear the economic risk of investment in the Units unless and until the Fund accepts their repurchase or transfer. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the Units may be made except by registration of the transfer on the Fund’s books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Units and to execute such other instruments or certifications as are reasonably required by us.

Holders

As of February 28, 2026, the Fund had the below number of holders of record of each outstanding class of Units:

Unit Class	Number of Holders
Class A-B	750
Class A-D	2
Class A-I	1,207
Class A-S	1,147
Class E	42

The number of holders does not include unitholders for whom units are held in “nominee” or “street name” accounts through broker-deals, banks or other intermediaries.

Distributions

The Fund did not declare or pay any distributions during the year ended December 31, 2025. The Fund does not currently intend to declare distributions but may determine to do so from time to time as authorized by the General Partner. Any distributions the Fund makes are at the discretion of the General Partner, considering factors such as earnings, cash flows, capital needs, taxes and general financial condition and the requirements of applicable law. As a result, the Fund’s distribution rates and payment frequency may vary from time to time. There is no assurance the Fund will pay distributions in any particular amount, if at all.

In the event of a distribution, unitholders of record as of the record date will be eligible for distributions declared. The per Unit amount of distributions on each class may differ if different class-specific fees and expenses are deducted from the gross distributions for each class. In the event that the Fund makes a distribution, the Fund has adopted an “opt out” distribution reinvestment plan (“DRIP”) for investors. As a result, in the event of a declared cash distribution (if any), each Unitholder that has not opted out of the DRIP will have their cash distributions automatically reinvested in additional Units rather than receiving such cash distributions. See “Part I. Item 1. Business — Distribution Reinvestment Plan.”

Unregistered Sales of Equity Securities and Use of Proceeds

All sales of unregistered Units during the year ended December 31, 2025 were previously disclosed.

Unit Repurchases

During the three months ended December 31, 2025, the Fund repurchased Units in the following amounts:

Period	Total Number of Units Purchased	Average Price Paid per Unit(a)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs(b)
October 1, 2025 to October 31, 2025	8,000	$29.38	8,000	—
November 1, 2025 to November 30, 2025	—	—	—	—
December 1, 2025 to December 31, 2025	—	—	—	—
Total	8,000		8,000	—

(a)
Average Price Paid per Unit inclusive of the 5% early repurchase deduction, as applicable.
(b)
The Fund offers a Unit repurchase program pursuant to which, on a quarterly basis, Unitholders may request that the Fund repurchase all or a portion of their outstanding Units. The Fund may repurchase fewer Units than have been requested in any particular quarter to be repurchased under the repurchase program, or none at all, in the Fund’s discretion. In addition, under the repurchase program, the aggregate net asset value of total repurchases of Class A-B Units, Class B Units, Class A-D Units, Class D Units, Class A-I Units, Class I Units, Class A-S Units, Class S Units, Class R Units and Class E Units will be limited to no more than 5% of the Fund’s aggregate net asset value attributable to such classes of Units per calendar quarter (measuring using the average aggregate net asset value attributable to Unitholders as of the end of the immediately preceding calendar quarter). See “Part I, Item 1. Business–Unit Repurchases” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Unit Repurchases” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for more information regarding the Fund’s unit repurchase program.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes to the consolidated financial statements included within this Annual Report on Form 10-K. This discussion contains forward-looking statements and actual results may differ materially from those contained in or implied by any forward-looking statements. See “Forward-Looking Statements” in this report.

Overview

VistaOne, L.P. was formed on September 30, 2024, as a Delaware limited partnership exempt from registration under Section 3(c)(7) of the 1940 Act. The Fund commenced investment operations on April 1, 2025.

The Fund is structured as a perpetual-life vehicle, with monthly, fully funded subscriptions and a quarterly repurchase program. Vista established the Fund to provide eligible individual investors with access to Vista’s private equity platform. The Fund is designed to invest across all of Vista’s private equity strategies, which are focused on sourcing, acquiring and operating software companies across the spectrum of the “Small Cap”, “Mid Cap” and “Large Cap” opportunity set. As of December 31, 2025, Vista has a controlling interest in a majority of the Portfolio Companies the Fund invests in, but the Fund does not have a controlling interest in any Portfolio Company.

The Fund’s investment objective is to seek to acquire interests in enterprise software, data, and technology-enabled solutions companies with value creation potential, to deliver medium-to-long-term capital appreciation. Vista’s singular focus on enterprise software companies across a broad range of maturity enables us to develop an adaptable, analytical growth approach. The Fund leverages Vista’s operational and investment capabilities to seek to transform target companies into profitable, growth-oriented businesses with predictable cash flows. In doing so, the Fund aims to provide investors with the ability to allocate into a private equity alternative that benefits from Vista’s sector-focused approach.

The Fund targets an allocation of up to 25% of its net asset value in debt and other types of liquid securities, such as, but not limited to, U.S. Treasury securities, U.S. government agency securities, money market funds, public equities, debt securities, or shares and/or units of exchange traded funds, to provide a potential source of liquidity and facilitate deployment of capital. These types of debt and other liquid securities may exceed 25% of the Fund’s assets at any given time due to factors including a large inflow of capital over a short period of time, an increase in anticipated cash requirements, pending the deployment of subscription monies in investments, or for other reasons as the General Partner determines.

The Fund conducts or intends to conduct a continuous private offering of its limited partnership Units, including Class A-B Units, Class A-D Units, Class A-I Units, Class A-S Units, Class B Units, Class D Units, Class I Units, Class R Units and Class S Units (as applicable) on a monthly basis in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended, including Section 4(a)(2) thereof and Regulation D and Regulation S thereunder, to investors that are both (a) accredited investors (as defined in Regulation D and Regulation S under the 1933 Act) and (b) qualified purchasers (as defined in the 1940 Act).

Business Environment and Outlook

Changes in macroeconomic conditions and regulatory policies can materially affect the values of the Fund’s Portfolio Company Investments, the Manager’s ability to source attractive Portfolio Company Investments and the Manager’s ability to deploy Fund capital. Notwithstanding these conditions, management believes the Fund’s strategy and Vista’s exclusive focus on enterprise software companies may enable Vista to enjoy less competition from private and public capital and drive greater growth potential relative to other less operationally-focused managers.

Inflation moderated throughout 2025, though remained above the Federal Reserve’s 2% target. The February 2026 U.S. Consumer Price Index (“CPI”) increased 2.4% year-over-year, while the labor market showed signs of cooling with job losses and upward unemployment trends.

U.S. trade policy developments and trade-related uncertainty contributed to a significant decline in U.S. equities during the first quarter of 2025, but rebounded sharply in the second and third quarters on the back of strong corporate earnings and ongoing artificial intelligence (“AI”) developments. The S&P 500 delivered a 17.9% total return for 2025, marking the third consecutive year of double-digit gains, though returns remained highly concentrated with the largest technology companies accounting for 53% of the index’s performance.

Amid the economic backdrop, the U.S. Federal Reserve (the “Fed”) began easing monetary policy in the latter half of 2025, lowering the federal funds target range by a cumulative 0.75% to a range of 3.50% to 3.75%. The Fed maintained this target range at its January 2026 meeting.

At the beginning of 2026, software stocks declined as investors reassessed the potential business growth of the sector in light of rapid advances in generative and agentic AI. Current volatility in public software markets is reflective of a period of transition for the sector as enterprises adopt AI.

Management views this dislocation as being driven by sentiment and uncertainty and that changes in the underlying operating fundamentals continue to remain strong. Investors are still digesting the benefits agentic AI can have on enterprise software companies. With more than 95% of software companies remaining private, public market movements may be an imperfect proxy for the broader enterprise software ecosystem.

Further, joint U.S.-Israeli strikes on Iran at the end of February 2026 introduced uncertainties in global markets. The conflict in the Middle East may continue to lead to disruptions in national and global markets and could adversely affect the performance of the Fund’s Portfolio Company Investments.

Sustained volatility, regulatory policies and general market events, including those that affect enterprise software or AI, could impact the Fund and its operating results.

Recent Developments

The Fund commenced operations on April 1, 2025. As of December 31, 2025, the Fund has issued Units for total subscriptions of $1.2 billion since inception. Subsequent to December 31, 2025, the Fund issued Units for an additional $54.5 million and $38.2 million in connection with the closings as of January 1, 2026 and February 1, 2026, respectively.

As of December 31, 2025, the Fund’s portfolio consists of 19 Portfolio Company Investments, with an aggregate fair value of $980.5 million.

During January and March 2026, the Fund acquired additional incremental equity interests in 12 Portfolio Company Investments from Vista and its affiliates at cost or cost plus a financing charge, totaling $46.1 million. During March 2026, the Fund acquired a Portfolio Company Investment in Nexthink SA for $270.0 million. During this same period, the Fund acquired additional incremental equity interests in Portside, Inc. for $33.6 million.

On January 1, 2026, the accrued Performance Participation Allocation liability of $27.7 million as of December 31, 2025 was satisfied by the Fund through the issuance of interests in two Lower Funds to the General Partner, reducing the accrual to zero. Lower Funds are vehicles consolidated within the Fund’s consolidated financial statements, through which the Fund holds Portfolio Company Investments and cash and cash equivalents. In accordance with the Fund LPA, the General Partner elected to receive interests in Lower Funds, which provides the General Partner with a pro-rata ownership stake in the underlying Portfolio Company Investments and cash and cash equivalents held by the Lower Funds.

Pursuant to the Fund’s repurchase program, on February 18, 2026, the Fund repurchased 9,829 Units of Class A-I Units, including through the Feeder’s investment in the Fund. The Q1 2026 repurchase window opened on January 2, 2026 and closed on February 11, 2026. Units were repurchased at a price per Unit of $31.02 based on the December 31, 2025 Transactional NAV of Class A-I Units.

Performance Summary

Since inception in April 2025, the Fund has delivered positive performance across all classes of Units outstanding:

December 31, 2025(a)
Unit Class	Inception to Date Total Return
Class A-B	23.62%
Class A-D	23.85%
Class A-I	24.09%
Class A-S	23.29%
Class E	30.06%

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

Investment Portfolio

As of December 31, 2025, the Fund’s top 10 Portfolio Company Investments, based on fair value and listed in alphabetical order, were:

Portfolio Company Investments in Enterprise Software Solutions	Market Cap	End Market(1)	Description
Acumatica, Inc.	Large	Industrials	Cloud-native enterprise resource planning software for small and mid-market businesses in complex verticals.

Avalara, Inc.	Large	Legal, Risk & Compliance	SaaS software solution for indirect tax compliance to streamline registration, calculations and returns.

Cloud Software Group	Large	IT Operations	Mission-critical enterprise software solutions across data, automation, insight and collaboration.

Duck Creek Technologies, Inc.	Large	Insurance	Intelligent software solutions provider for the property and casualty (P&C) and general insurance industry.

Energy Exemplar	Mid	Energy	Energy market simulation software for optimizing operations and decision-making.

Jaggaer, LLC	Large	Enterprise Resource Planning	Enterprise procurement and supplier collaboration software.

KnowBe4, Inc.	Large	Security	Enterprise cybersecurity training and solutions software that address the human element of security.

Nasuni Corporation	Mid	IT Operations	Enterprise file data orchestration software platform for modern hybrid cloud environments.

Redwood Software	Large	Enterprise Resource Planning	Leading enterprise automation software platform for mission-critical business and IT processes.

Smartsheet, Inc.	Large	Collaboration	Cloud-based collaborative work management software platform for modern businesses.

(1)
End market sector exposure provided reflects the ultimate end market or service the Fund’s Portfolio Company Investments in enterprise software companies serve.

The charts below present the classification of the Fund’s composition of Portfolio Company Investments by size, geography and end market exposure based on the fair value of the Portfolio Company Investments as of December 31, 2025:

Portfolio Construction By Size
6%
12%
82%
Large-cap
Mid-cap
Small-cap

Geography
4%
2%
94%
North America
Europe
APAC

End Market Exposure
1%
1%
2%
4%
4%
4%
5%
5%
23%
22%
15%
14%
Industrials
IT Operations
Collaboration
Enterprise Resource Planning
Legal, Risk & Compliance
Security
Energy
Insurance
Healthcare
Financial Services
Transportation
Government

•
Percentage of fair value may not add due to rounding.
•
End market sector exposure provided reflects the ultimate end market or service the Fund’s Portfolio Company Investments in enterprise software companies serve.

Results of Operations

From September 30, 2024, the Fund’s date of formation, through March 31, 2025, the Fund had not commenced investment operations. On December 20, 2024, the Fund received its initial seed capital from the General Partner and on April 1, 2025, the Fund initially accepted subscriptions for Units by unaffiliated investors and commenced investment operations. The Fund’s key financial measures and results of operations are discussed below.

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

For the year ended December 31, 2025, the Fund recognized $0.9 million of net realized gain on investments.

The Fund recorded a net change in unrealized appreciation on investments for the year ended December 31, 2025 of $181.5 million. A portion of the net change in unrealized appreciation on investments is attributable to investments acquired throughout the year ended December 31, 2025 at cost or at cost plus a financing fee from Vista or its affiliates and subsequently fair valued as of period end. Excluding these transactions, the net change in unrealized appreciation on investments would be lower and may not be indicative of future performance.

Vista and its affiliates initially acquired the Portfolio Companies up to 30 months prior to the Fund’s acquisition and did not recognize a gain on sale of investments for these transactions beyond any financing fee received.

For the year ended December 31, 2025, the Fund generated $7.5 million of interest income from its investments in money market funds.

Expenses

For the year ended December 31, 2025, the Fund incurred $51.8 million in gross expenses, comprised primarily of $27.7 million of Performance Participation Allocation, $6.1 million of general and administrative expenses and $4.0 million of professional fees. Management Fees for the year ended December 31, 2025 were $4.6 million, of which $2.4 million were waived. For definitions and a discussion of the Management Fee and Performance Participation Allocation, see Note 4. Related Party Transactions to the consolidated financial statements included in Part II. Item 8. Financial Statements and Supplementary Data in this Annual Report on Form 10-K.

VEPF Management, L.P. (the “Manager”) has agreed to advance organizational, offering and operating expenses, except for servicing fees, Performance Participation Allocation and Management Fees (as applicable) (as defined within Note 4. Related Party Transactions to the consolidated financial statements included in Part II. Item 8. Financial Statements and Supplementary Data in this Annual Report on Form 10-K), on behalf of the Fund through March 31, 2026. The Fund currently expects to reimburse the Manager for all such advanced expenses ratably over a 60-month reimbursement period beginning no earlier than October 1, 2026, or such later time as determined by the Manager.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the year ended December 31, 2025, the net increase in net assets resulting from operations was $140.5 million, resulting from a net realized gain on investments of $0.9 million, an unrealized appreciation on investments of $181.5 million and a net investment loss of $41.9 million.

Financial Condition, Liquidity and Capital Resources

The Fund generates cash primarily from the net proceeds of its continuous offering of Units, cash flows from operations and any financing arrangements the Fund may enter into in the future. The Fund believes that cash provided by such means will be sufficient to satisfy its anticipated cash requirements for the next twelve months and the foreseeable future. The primary use of the Fund’s cash and cash equivalents are for acquiring Portfolio Company Investments, funding the cost of its operations, including the Management Fee and Performance Participation Allocation, to the extent paid in cash, periodic repurchases under the Fund’s repurchase program and cash distributions (if any) to unitholders, to the extent declared by the General Partner.

As of December 31, 2025, the Fund had $369.3 million in cash and cash equivalents, which primarily includes $369.1 million of investment in one or more money market funds.

The Fund has adopted a unit repurchase program, whereby on a quarterly basis, unitholders may request that the Fund repurchases all or any portion of their Units. Due to the illiquid nature of the Fund’s Portfolio Company Investments, it may not have sufficient liquid resources to fund repurchase requests. In addition, the Fund has established limitations on the amount of funds it may use for repurchases during any calendar quarter.

There may be quarters in which the Fund does not repurchase Units, and it is possible that the Fund will not repurchase Units at all for an extended period. The applicable quarterly unit repurchase limit, repurchase price and early repurchase deduction are calculated based on the Transactional NAV (as defined below).

During the year ended December 31, 2025, the Fund repurchased 8,000 units of Class A-S Units, pursuant to its repurchase program, at an average price per unit of $29.38. The Fund did not repurchase any Units under its unit repurchase program during the period ended December 31, 2024.

Contractual Obligations and Commitments

For contractual obligations and commitments extending beyond December 31, 2025, see Note 6. Commitments and Contingencies to the consolidated financial statements included in Part II. Item 8. Financial Statements and Supplementary Data in this Annual Report on Form 10-K.

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

The following table provides details of the major components of the Fund’s Transactional NAV as of December 31, 2025:

Components of Transactional NAV
Investments at fair value (cost of $798,988,619)	$980,480,527
Cash and cash equivalents	369,332,788
Other assets	1,278,551
Other liabilities(1)	—
Accrued performance participation allocation	(27,702,944)
Accrued servicing fees(2)	(607,973)
Management fee payable	(1,577,769)
Transactional NAV	$1,321,203,180
Number of Units outstanding	42,663,552

(1)
Pursuant to an expense support agreement with the Manager, organizational, offering and certain operating fund expenses advanced on the Fund’s behalf by the Manager are recognized as a reduction to Transactional NAV, ratably over a 60-month reimbursement period. The Manager currently expects to begin such reimbursement period no earlier than October 1, 2026 or such later time as determined by the Manager.
(2)
Servicing fees are charged to Class A-B Units, Class A-D Units, Class A-S Units, Class B Units, Class D Units and Class S Units. Servicing fees are recognized as a reduction to Transactional NAV on a monthly basis as such fees are accrued. For GAAP NAV, the Fund’s cost of unitholder servicing fees are accrued for the estimated life of the Units as an offering cost at the time the Class A-B Units, Class A-D Units, Class A-S Units, Class B Units, Class D Units and Class S Units are sold.

The following table provides details of Transactional NAV and the Transactional NAV per Unit by class as of December 31, 2025:

	Class A-B Units	Class A-D Units	Class A-I Units	Class A-S Units	Class E Units	Total
Transactional NAV	$256,692,624	$24,325,876	$736,953,432	$290,196,989	$13,034,259	$1,321,203,180
Number of outstanding Units	8,305,934	785,642	23,756,267	9,414,854	400,855	42,663,552
Transactional NAV per Unit	$30.90	$30.96	$31.02	$30.82	$32.52

Reconciliation of GAAP NAV to Transactional NAV

The following table reconciles the Fund’s GAAP NAV to Transactional NAV as of December 31, 2025:

GAAP NAV	$1,284,664,790
Adjustments:
Organizational, offering and other fund expenses(1)	19,327,912
Accrued servicing fees(2)	17,210,478
Deferred tax liabilities of certain taxable intermediate entities(3)	—
Transactional NAV	$1,321,203,180

(1)
Represents an adjustment to reflect the recognition of organizational, offering and other fund operating expenses ratably, or non-ratably with Board approval, over the 60-month reimbursement period beginning on April 1, 2026 or such other period as determined by the Manager.
(2)
Represents a reduction to reflect servicing fees related to Class A-B, Class A-D and Class A-S Units as they are accrued for on a monthly basis.
(3)
The Fund currently does not have any tax liabilities of certain taxable intermediate entities through which the Fund holds portfolio companies that are contingent upon the expected manner of divestment of the associated underlying portfolio company and are not reasonably expected to be recognized by the Fund.

Critical Accounting Policies and Estimates

The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these consolidated financial statements relies on estimates and assumptions that impact the Fund’s financial position and results of operations. Please refer to Note 2. Summary of Significant Accounting Policies and Note 3. Investment Valuation and Fair Value Measurement to the consolidated financial statements included in Part II. Item 8. Financial Statements and Supplementary Data in this Annual Report on Form 10-K for further discussion of the Fund’s accounting policies.

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

The methods used to estimate the fair value of the Fund’s Portfolio Company Investments include industry-accepted valuation methodologies such as (i) the market approach (whereby fair value is derived by reference to observable valuation measures for comparable companies (e.g., multiplying a key performance metric of the investee company, such as earnings before interest, taxes, depreciation and appreciation (“EBITDA”), by a relevant valuation multiple observed in the range of comparable companies or transactions) adjusted by the General Partner for differences between the investment and the referenced comparables) or (ii) the income approach (e.g., the discounted cash flow method that incorporates expected timing and level of cash flows, including assumptions in determining growth rates, income and expense projections, discount rates, capital structure, terminal values and other factors). These valuation methodologies involve a significant degree of judgment. The indications of value derived from the methods used are evaluated and weighted, as appropriate considering the reasonableness of the range of value indicated by the methods. The fair value of a Portfolio Company Investment is the point within the range that the General Partner believes is most representative of fair value.

When making fair value determinations for certain assets that do not have a reliable readily available market price, the General Partner engages one or more independent valuation advisors to provide positive assurance regarding the reasonableness of such valuations as of the relevant measurement date. The independent valuation advisor provides such positive assurance on a monthly basis throughout the year. Additionally, the independent valuation advisor provides a more detailed “range of value” analysis on a rolling basis throughout the year, such that the value of the Fund’s Portfolio Company Investments may be estimated by an independent valuation advisor at different times during the year but that the independent valuation advisor provides a range of value on each Portfolio Company Investment at least once per year. However, the General Partner is ultimately responsible for determining the fair value of all applicable investments in good faith in accordance with the Fund’s valuation policies and procedures.

Servicing Fees

The Fund pays participating brokers or other financial intermediaries a servicing fee in the amount of (a) 0.85% per annum of the aggregate Transactional NAV for the Class A-S Units and Class S Units as of the last day of each month, (b) 0.50% per annum of the aggregate Transactional NAV for the Class A-B Units and Class B Units as of the last day of each month and (c) 0.25% per annum of the aggregate Transactional NAV for the Class A-D Units and Class D Units as of the last day of each month, in each case, payable monthly. No servicing fee is payable for the Class A-I Units, Class I Units, Class R Units, Class E Units or Class V Units. In calculating the servicing fee, the Fund uses its Transactional NAV before giving effect to any accruals for the servicing fee, repurchases, if any, for that month and distributions payable, if any, on its Units.

Under GAAP, the Fund accrues the cost of the servicing fees for the estimated life of its Units as an offering cost at the time the Fund sells Class A-S Units, Class S Units, Class A-B Units, Class B Units, Class A-D Units and Class D Units. The calculation of the estimated amount of servicing fees to be paid in future periods includes significant judgments and estimates. These include estimating the life of the Units held by a unitholder at the time of subscription, making judgments regarding market expectations and assessing historical trends. As of December 31, 2025, the Fund has accrued servicing fees of $17.8 million.

Recent Accounting Developments

Information regarding recent accounting developments and their impact on the Fund, if any, can be found in Note 2. Summary of Significant Accounting Policies to the consolidated financial statements included in Part II. Item 8. Financial Statements and Supplementary Data in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Fund’s exposure to financial market risks primarily relates to its Portfolio Company Investments and the impact of movements in the fair value of the portfolio companies.

Fair Value Risk

The Fund’s investments do not have a readily available market price and are reported at fair value. The valuation methodologies used involve subjective judgments and projections, as determined by the General Partner in accordance with the Fund’s valuation policy. Based on the fair value of the Fund’s Portfolio Company Investments as of December 31, 2025, management estimates that an immediate, hypothetical 10% decline in the fair value of such investments would result in a decline in the Net Change in Unrealized Appreciation (Depreciation) on Investments of $98.1 million.

Exchange Rate Risk

The Fund holds investments that are denominated in foreign currencies. Those Portfolio Company Investments may expose the Fund to the risk that the value of the Portfolio Company Investments will be affected by movements in the exchange rate between the currency in which the Portfolio Company Investments are denominated and the U.S. dollar.

The Fund’s primary exposure to exchange rate risk relates to movements in the value of exchange rates between the U.S. dollar and other currencies in which the Portfolio Company Investments are denominated, net of the impact of foreign exchange hedging strategies, if any. Management estimates that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and other currencies in which the Fund’s Portfolio Company Investments were denominated as of December 31, 2025 (i.e., an increase in the value of the U.S. dollar against these foreign currencies) would result in a decline in the Net Change in Unrealized Appreciation (Depreciation) on Investments of $2.5 million.

Interest Rate Risk

Changes in credit markets and in particular, interest rates, can impact investment valuations and may have offsetting results depending on the valuation methodology used. Additionally, low interest rates related to monetary stimulus and economic stagnation may also negatively impact expected returns on all investments, as the demand for relatively higher return assets increases and supply decreases. As of December 31, 2025, the Fund had no indebtedness.

Item 8. Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID 34)
Consolidated Statements of Assets and Liabilities as of December 31, 2025 and 2024
Consolidated Statement of Operations for the year ended December 31, 2025
Consolidated Statements of Changes in Net Assets for the year ended December 31, 2025 and for the period from September 30, 2024 (Date of Formation) to December 31, 2024

Consolidated Statements of Cash Flows for the year ended December 31, 2025 and for the period from September 30, 2024 (Date of Formation) to December 31, 2024

Condensed Consolidated Schedule of Investments as of December 31, 2025

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Unitholders and the Board of Directors of VistaOne, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of VistaOne, L.P. (the "Fund") as of December 31, 2025 and 2024, including the condensed consolidated schedule of investments as of December 31, 2025, the related consolidated statements of operations, changes in net assets, and cash flows, for the year ended December 31, 2025 and for the period from September 30, 2024 (date of formation) to December 31, 2024, and the related notes (collectively referred to as the "financial statements").

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2025 and 2024, and the results of its operations, its changes in net assets, and its cash flows for the year ended December 31, 2025 and for the period from September 30, 2024 (date of formation) to December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on the Fund's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Austin, Texas

March 20, 2026

We have served as the Fund's auditor since 2024.

VistaOne, L.P.

Consolidated Statements of Assets and Liabilities

	December 31, 2025	December 31, 2024
Assets
Investments, at fair value (cost of $798,988,619 and $0, respectively)	$980,480,527	$—
Cash and cash equivalents	369,332,788	100,000
Interest receivable	1,155,234	—
Deferred offering costs	374,427	—
Due from affiliate	123,317	—
Total Assets	$1,351,466,293	$100,000
Liabilities
Due to Manager	19,702,339	—
Accrued performance participation allocation	27,702,944	—
Accrued servicing fees	17,818,451	—
Management fee payable	1,577,769	—
Total Liabilities	$66,801,503	$—
Commitments and Contingencies (Note 6)
Net Assets	$1,284,664,790	$100,000
Net Assets Consist of
Limited partnership units – Class A-B, unlimited units authorized (8,305,934 and 0 units issued and outstanding as of December 31, 2025 and December 31, 2024, respectively)	$247,849,398	$—
Limited partnership units – Class A-D, unlimited units authorized (785,642 and 0 units issued and outstanding as of December 31, 2025 and December 31, 2024, respectively)	23,454,138	—
Limited partnership units – Class A-I, unlimited units authorized (23,756,267 and 0 units issued and outstanding as of December 31, 2025 and December 31, 2024, respectively)	725,828,766	—
Limited partnership units – Class A-S, unlimited units authorized (9,414,854 and 0 units issued and outstanding as of December 31, 2025 and December 31, 2024, respectively)	274,952,379	—
Limited partnership units – Class E, unlimited units authorized (400,855 and 0 units issued and outstanding as of December 31, 2025 and December 31, 2024, respectively)	12,580,109	—
Limited partnership units – Class V, unlimited units authorized (0 and 4,000 units issued and outstanding as of December 31, 2025 and December 31, 2024, respectively)	—	100,000
Net Assets	$1,284,664,790	$100,000

See notes to consolidated financial statements.

VistaOne, L.P.

Consolidated Statements of Operations

	Year Ended	Period from September 30, 2024 (Date of Formation) to
	December 31, 2025	December 31, 2024
Investment Income
Interest income	$7,546,772	$—
Total Investment Income	7,546,772	—
Expenses
Organizational expenses	7,784,381	—
Performance participation allocation	27,702,944	—
General and administrative expenses	6,146,528	—
Professional fees	4,045,597	—
Management fees	4,646,320	—
Deferred offering costs amortization	1,035,157	—
Directors' fees and expenses	401,667	—
Total Expenses	51,762,594	—
Less:
Management fees waived	(2,364,166)	—
Total Expenses after Fees Waived	49,398,428	—
Net Investment Loss	(41,851,656)	—
Net Realized and Unrealized Gain (Loss) on Investments
Net realized gain on investments	915,198	—
Net change in unrealized appreciation (depreciation) on investments	181,491,908	—
Net Realized and Unrealized Gain	182,407,106	—
Net Increase in Net Assets Resulting from Operations	$140,555,450	$—

See notes to consolidated financial statements.

VistaOne, L.P.

Consolidated Statements of Changes in Net Assets

	Class A-B	Class A-D	Class A-I	Class A-S	Class E	Class V
	Units	Units	Units	Units	Units	Units	Total
Net Assets at September 30, 2024 (Date of Formation)	$—	$—	$—	$—	$—	$—	$—
Operations:
Net investment (loss)	—	—	—	—	—	—	—
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—
Net increase in net assets resulting from operations	—	—	—	—	—	—	—
Servicing fees	—	—	—	—	—	—	—
Capital Unit Transactions:
Contributions for units issued	—	—	—	—	—	100,000	100,000
Net increase in net assets from capital unit transactions	—	—	—	—	—	100,000	100,000
Net Assets at December 31, 2024	$—	$—	$—	$—	$—	$100,000	$100,000
Capital Activity
Units issued	—	—	—	—	—	4,000	4,000
Units outstanding as of December 31, 2024	—	—	—	—	—	4,000	4,000

Net Assets at December 31, 2024	$—	$—	$—	$—	$—	$100,000	$100,000
Operations:
Net investment (loss)	(7,388,379)	(1,220,709)	(23,893,902)	(9,012,819)	(335,847)	—	(41,851,656)
Net realized gain	183,250	18,039	510,717	193,582	9,610	—	915,198
Net change in unrealized appreciation (depreciation)	33,848,996	4,957,684	101,084,975	38,827,736	2,772,517	—	181,491,908
Net increase in net assets resulting from operations	26,643,867	3,755,014	77,701,790	30,008,499	2,446,280	—	140,555,450
Servicing fees	(6,388,167)	(301,128)	—	(12,291,960)	—	—	(18,981,255)
Capital Unit Transactions:
Contributions for units issued	227,591,249	20,000,000	647,967,856	257,468,388	10,286,417	—	1,163,313,910
Distributions for units repurchased	—	—	—	(235,069)	—	(100,000)	(335,069)
Early repurchase deduction	2,449	252	6,399	2,521	133	—	11,754
Conversion of units between classes	—	—	152,721	—	(152,721)	—	—
Net increase (decrease) in net assets from capital unit transactions	227,593,698	20,000,252	648,126,976	257,235,840	10,133,829	(100,000)	1,162,990,595
Net Assets at December 31, 2025	$247,849,398	$23,454,138	$725,828,766	$274,952,379	$12,580,109	$—	$1,284,664,790
Capital Activity
Units issued	8,305,934	785,642	23,751,092	9,422,854	405,855	4,000	42,675,377
Units repurchased	—	—	—	(8,000)	—	(4,000)	(12,000)
Conversion of units between classes	—	—	5,175	—	(5,000)	—	175
Units outstanding as of December 31, 2025	8,305,934	785,642	23,756,267	9,414,854	400,855	—	42,663,552

See notes to consolidated financial statements.

VistaOne, L.P.

Consolidated Statement of Cash Flows

	Year Ended	Period from September 30, 2024 (Date of Formation) to
	December 31, 2025	December 31, 2024
Operating Activities
Net increase in net assets resulting from operations	$140,555,450	$—
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized (appreciation) depreciation on investments	(181,491,908)	—
Net realized (gain) loss on investments	(915,198)	—
Issuance of Class E Units for Directors' fees and expenses	85,416	—
Purchases of investments	(800,235,566)	—
Proceeds from sales of investments	2,162,145	—
Changes in operating assets and liabilities:
Due from affiliate	(123,317)	—
Interest receivable	(1,155,234)	—
Deferred offering costs	(374,427)	—
Due to Manager	19,702,339	—
Accrued performance participation allocation	27,702,944	—
Management fee payable	1,577,769	—
Net cash used in operating activities	(792,509,587)	—
Financing Activities
Proceeds from issuance of units	1,163,228,494	100,000
Payment on units repurchased	(335,069)	—
Receipt of early repurchase deduction	11,754	—
Payment of servicing fees	(1,162,804)	—
Net cash provided by financing activities	1,161,742,375	100,000
Cash and Cash Equivalents
Net increase in cash and cash equivalents	369,232,788	100,000
Cash and cash equivalents, beginning of period	100,000	—
Cash and cash equivalents, end of period	$369,332,788	$100,000
Supplemental Disclosure of Non-Cash Financing Activities
Servicing fees	$18,981,255	$—

See notes to consolidated financial statements.

VistaOne, L.P.

Condensed Consolidated Schedule of Investments as of December 31, 2025

Investment	Asset	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments in Portfolio Companies(a)
Enterprise Software Portfolio Companies (b)
Collaboration
Smartsheet, Inc.	Equity interest held through VEPF Einstein Aggregator, L.P.	Americas	$151,796,815	11.8%
			151,796,815	11.8%
Energy(c)
Other investment(s) in Equity		APAC	36,191,596	2.8%
			36,191,596	2.8%
Enterprise Resource Planning
Jaggaer, LLC	Equity interest held through Javelin Aggregator, L.P.	Americas	94,564,260	7.4%
Other investment(s) in Equity		Americas	45,969,918	3.6%
			140,534,178	10.9%
Financial Services(c)
Other investment(s) in Equity		Americas	15,000,000	1.2%
			15,000,000	1.2%
Government(c)
Other investment(s) in Equity		Americas	10,710,000	0.8%
			10,710,000	0.8%
Healthcare(c)
Other investment(s) in Equity		Americas	37,584,387	2.9%
			37,584,387	2.9%
Industrials
Acumatica, Inc.	Equity interest held through Axle Aggregator, L.P.	Americas	172,971,800	13.5%
Other investment(s) in Equity		Americas	29,603,334	2.3%
Other investment(s) in Equity		Europe	24,500,000	1.9%
			227,075,134	17.7%
Insurance(c)
Other investment(s) in Equity		Americas	36,464,484	2.8%
			36,464,484	2.8%
IT Operations
Picard Holdco, Inc. (dba Cloud Software Group)	Equity interest held through VEPF VIII Hubble Aggregator, L.P.	Americas	181,874,253	14.2%
Other investment(s) in Equity		Americas	29,857,565	2.3%
			211,731,818	16.5%
Legal, Risk & Compliance(c)
Other investment(s) in Equity		Americas	53,126,096	4.1%
			53,126,096	4.1%
Security(c)
Other investment(s) in Equity		Americas	46,759,835	3.6%
			46,759,835	3.6%
Transportation(c)
Other investment(s) in Equity		Americas	13,506,184	1.1%
			13,506,184	1.1%
Total Investments in Enterprise Software Portfolio Companies (Cost $798,988,619)(d)			$980,480,527	76.3%

Cash Equivalents	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Money Market Fund
JPMorgan 100% U.S. Treasury Securities Money Market Fund, 3.73%(e)	N/A	369,082,788	28.7%
Total Cash Equivalents (Cost $369,082,788)		$369,082,788	28.7%

Total Investments and Cash Equivalents (Cost $1,168,071,407)(d)		$1,349,563,315	105.1%

APAC Asia Pacific.

N/A Not applicable.

(a)
Portfolio Companies are generally considered equity interests, which includes different forms of interests and rights and obligations that represent ownership in an entity or the right to acquire or dispose of ownership in an entity, including but not limited to (1) common equity, (2) preferred equity, (3) warrants and (4) other equity-linked securities. Each Portfolio Company is held through a deal specific aggregator.
(b)
Sector breakdown provided reflects the ultimate end market or services that the Fund’s investments in enterprise software companies serve.
(c)
There were no single investments in this category whose fair value exceeded 5% of net assets at period end.
(d)
The cost of investments in enterprise software portfolio companies in Americas, APAC and Europe were $747,730,825, $26,757,794 and $24,500,000, respectively.
(e)
Annualized 7-day yield as of period end.

See notes to consolidated financial statements.

VistaOne, L.P.

Notes to Consolidated Financial Statements

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

The Fund conducts or intends to conduct (as applicable) a continuous private offering of its limited partnership units (the “Units”) including the Class A-B Units, Class A-D Units, Class A-I Units, Class A-S Units, Class B Units, Class D Units, Class I Units, Class R Units and Class S Units (collectively, the “Investor Units”) on a monthly basis in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (“1933 Act”) including Section 4(a)(2) thereof and Regulation D and Regulation S thereunder, to investors that are both (a) accredited investors (as defined in Regulation D under the 1933 Act) and (b) qualified purchasers (as defined in the 1940 Act and rules thereunder).

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

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Fund have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Fund is an investment company in accordance with the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 946, Financial Services-Investment Companies and follows the accounting and reporting guidance under ASC 946.

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

VistaOne, L.P.

Notes to Consolidated Financial Statements

Servicing Fees

The Fund pays participating brokers or other financial intermediaries a servicing fee in the amount of (a) 0.85% per annum of the aggregate transactional net asset value (“Transactional NAV”) for the Class A-S Units and Class S Units, (b) 0.50% per annum of the aggregate Transactional NAV for the Class A-B Units and Class B Units and (c) 0.25% per annum of the aggregate Transactional NAV for the Class A-D Units and Class D Units, each based on the Transactional NAV as of the last day of each month, payable monthly. No servicing fee is payable for the Class A-I Units, Class I Units, Class R Units, Class E Units and Class V Units. In calculating the servicing fee, the Fund uses its Transactional NAV before giving effect to any accruals for the servicing fee, repurchases, if any, for that month and distributions payable, if any, on its Units.

Under GAAP, the Fund accrues the cost of the servicing fees for the estimated life of its Units as an offering cost at the time the Fund sells Class A-S Units, Class S Units, Class A-B Units, Class B Units, Class A-D Units and Class D Units.

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

Foreign Currency

The Fund’s investments may be denominated in foreign currencies and subject to foreign exchange rate fluctuations. Foreign currency denominated assets and liabilities are translated to U.S. dollars at the prevailing exchange rate at the reporting date. Transactions denominated in foreign currencies, including purchases and sales of investments, and income and expenses are translated to U.S. dollars at the prevailing exchange rates at the respective transaction dates. Investments are translated to U.S. dollars at the reporting date and the adjustment is included in Investments, at Fair Value in the Consolidated Statements of Assets and Liabilities and Net Change in Unrealized Appreciation (Depreciation) on Investments in the Consolidated Statements of Operations.

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

Income Taxes

The Fund is treated as a partnership for U.S. federal income tax purposes and files U.S. federal, state, and local tax returns as prescribed by the tax laws of the jurisdictions it operates in. The Fund is not subject to U.S. federal income tax but may be subject to certain state and local taxes. Any income, expenses, gains and losses are passed through to the unitholders of the Fund and each unitholder is individually liable for the taxes on their share of the Fund’s taxable income or loss. There were no income taxes incurred by the Fund for the year ended December 31, 2025 or the period ended December 31, 2024.

VistaOne, L.P.

Notes to Consolidated Financial Statements

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

Affiliates

The General Partner, the Manager, VistaOne (TE), L.P. (the “Feeder”), and any other vehicle sponsored, advised and/or managed by Vista, are affiliates of the Fund.

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

VistaOne, L.P.

Notes to Consolidated Financial Statements

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

VistaOne, L.P.

Notes to Consolidated Financial Statements

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

Fair Value Measurements

The following table summarizes the Fund’s investments categorized in the fair value hierarchy as of December 31, 2025. The Fund held no investments as of December 31, 2024.

Investments	Level 1	Level 2	Level 3	Total
Portfolio Companies	$—	$—	$980,480,527	$980,480,527
Money Market Fund	369,082,788	—	—	369,082,788
Total	$369,082,788	$—	$980,480,527	$1,349,563,315

The following table summarizes the valuation techniques and significant inputs used to determine the valuation of investments categorized in Level 3 of the fair value hierarchy as of December 31, 2025.

Investments	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average	Impact to Valuation from an Increase in Input (a)
Portfolio Companies	$928,186,283	Discounted Cash Flow Method	Revenue Growth Rate	(3.0)% - 38.9%	13.0%	Increase
			EBITDA Margin	(0.2)% - 72.8%	42.6%	Increase
			Weighted Average Cost of Capital	11.8% - 32.9%	18.9%	Decrease
			Terminal Revenue Multiple	7.5x - 10.0x	8.0x	Increase
			Terminal EBITDA Multiple	10.0x - 23.0x	18.1x	Increase

		Market Approach	Revenue Multiple	5.0x - 13.0x	8.6x	Increase
			EBITDA Multiple	9.8x - 31.5x	19.6x	Increase

	52,294,244	Transaction Price	N/A

(a)
Represents the directional change in the fair value of the Level 3 investment(s) that would have resulted from an increase in the corresponding input at period end. A decrease in the unobservable input would have had the opposite effect. Significant increases and decreases in these inputs in isolation could result in significantly higher or lower fair value measurements.

VistaOne, L.P.

Notes to Consolidated Financial Statements

The following table provides a reconciliation of the Fund’s Level 3 investments for which significant unobservable inputs were used in determining fair value for the year ended December 31, 2025:

Investments in Portfolio Companies
Balance, beginning of period	$—
Purchases	800,235,566
Sales	(2,162,145)
Net realized gain	915,198
Net change in unrealized appreciation (depreciation)(a)	181,491,908
Balance, end of period	$980,480,527
Net change in unrealized appreciation (depreciation) on investments still held at reporting date	181,491,908

(a)
Included in the related Net change in unrealized appreciation (depreciation) on investments in the Consolidated Statements of Operations.
4.
Related Party Transactions

Partnership Agreement

Pursuant to the second amended and restated limited partnership agreement with the General Partner, dated August 11, 2025 (the “Fund LPA”), overall responsibility for the Fund’s oversight rests with the General Partner, subject to certain oversight rights by the Fund’s Board of Directors. The General Partner has delegated the Fund’s portfolio management function to the Manager.

Performance Participation Allocation

The General Partner or an affiliate thereof, is allocated and paid as a distribution an incentive allocation (the “Performance Participation Allocation”) equal to 15% of the total return, subject to a 5% annual hurdle amount and a high-water mark with a 100% catch-up. The Performance Participation Allocation is calculated based on the Fund’s Transactional NAV attributable to an investor’s Units. Such allocation is measured on a calendar year basis, paid annually and accrued monthly (subject to pro-rating for partial periods), payable either in cash, Units of the Fund and/or shares, units or interests of any vehicles used to aggregate the holdings of the Fund (the “Lower Funds”). The Recipient is not obligated to return any portion of the Performance Participation Allocation paid due to the subsequent performance of the Fund. Class E and Class V Units (“Vista Units”) do not pay a Performance Participation Allocation.

For the year ended December 31, 2025, the Fund accrued Performance Participation Allocation of $27,702,944. No such accrual was recorded as of December 31, 2024.

Investment Management Agreement

Pursuant to the amended & restated investment management agreement (the “IMA”) with the Manager, dated August 11, 2025, the Manager is entitled to receive a management fee (the “Management Fee”).

Management Fee

The Management Fee is payable monthly in arrears in an amount equal to (i) 1.25% per annum of the month-end Transactional NAV attributable to the Investor Units, other than the Class R Units and (ii) 1.00% per annum of the month-end Transactional NAV attributable to the Class R Units, each before giving effect to any accruals for the Management Fee, the servicing fee, the Performance Participation Allocation, Unit repurchases for that month, any distributions and without taking into account any taxes of any intermediate entity or subsidiary through which the Fund indirectly invests in a Portfolio Company.

With respect to Class A-B, Class A-D, Class A-I, and Class A-S Units (collectively the “Anchor Units”), the Management Fee was waived for the first six months beginning on April 1, 2025, the date of the Fund’s commencement of investment operations, and will equal 0.75% per annum of the month-end Transactional NAV attributable to the Anchor Units for a period of 30-months thereafter.

VistaOne, L.P.

Notes to Consolidated Financial Statements

For the year ended December 31, 2025, the Manager earned $4,646,320 in gross Management Fees, of which $2,364,166 was waived by the Manager. The Fund did not incur Management Fees during the period ending December 31, 2024.

Vista Units do not pay a Management Fee. The Manager may elect to receive the Management Fee in cash, Units of the Fund and/or shares, units or interests of any Lower Funds.

Expense Support Agreement

The Manager has agreed to advance all or a portion of organizational and offering expenses and all or a portion of the operating expenses borne by the Fund (collectively, “Expense Support”) pursuant to an expense support agreement executed as of December 30, 2024 between the Fund and the Manager (the “Expense Support Agreement”) through one year beginning on April 1, 2025, the date of the initial acceptance by the Fund of a subscription for Units by unaffiliated investors. The Fund currently expects to reimburse the Manager for all such advanced expenses ratably over the 60-month reimbursement period beginning no earlier than October 1, 2026 or such later time as determined by the Manager. As of December 31, 2025, the Manager and its affiliates have incurred organizational, offering and operating fund expenses on the Fund’s behalf in the amount of $19.7 million, of which $7.8 million relates to organizational expenses as recognized as Organizational Expenses on the Consolidated Statement of Operations and $1.4 million relates to offering costs that are capitalized as a deferred expense and amortized over 12 months, which is reported as Deferred Offering Costs in the Consolidated Statements of Assets and Liabilities and Deferred Offering Costs Amortization on the Consolidated Statements of Operations. $10.5 million of the amount of such expenses due to the Manager relates to operating expenses borne by the Fund. No such amounts were Due to Manager as of December 31, 2024.

Feeder

The Feeder is established for certain investors with particular tax characteristics, such as certain U.S. tax-exempt investors and certain non-U.S. investors. The Feeder invests all of its investable assets in a non-U.S. entity treated as a corporation for U.S. federal income tax purposes which, in turn, invests in Class A-I Units, Class I Units and Class R Units of the Fund, as applicable. Investors in the Feeder will indirectly bear a portion of the Management Fee and Performance Participation Allocation paid by the Fund without duplication of expenses at the Feeder and incur certain expenses, such as professional and servicing fees, that are attributable directly to the Feeder or its unit classes.

Due from Affiliates

Due from affiliates is comprised of cash advances made by the Fund on behalf of the Feeder for the payment of Feeder expenses. These amounts are intended to be cash reimbursed by the Feeder and are non-interest bearing.

Investments

During the year ended December 31, 2025, the Fund acquired equity interests in 14 Portfolio Companies from Vista and its affiliates at cost or cost plus a financing charge, totaling $553.5 million, of which $15.1 million relates to financing charges that are capitalized into the cost of the investment as required by ASC 946. The Fund did not acquire any investments during the period ending December 31, 2024.

Other Transactions

On April 1, 2025, the General Partner redeemed the initial seed capital of 4,000 Class V Units at a price of $25.00 per unit for a total redemption value of $100,000. The General Partner no longer holds any Units in the Fund.

General and Administrative Expenses and Organizational Expenses on the Consolidated Statements of Operations includes costs of $0.7 million and $0.2 million, respectively that are charged or specifically attributed to or allocated by the General Partner, the Manager or their respective affiliates to provide in-house services to the Fund and /or its investments in Portfolio Companies pursuant to the Fund LPA.

5.
Net Assets

As of December 31, 2025, the Fund offers or intends to offer nine classes of Units to third party investors of the Fund: Class A-B Units, Class A-D Units, Class A-I Units, Class A-S Units, Class B Units, Class D Units, Class I Units, Class R Units and Class S Units.

VistaOne, L.P.

Notes to Consolidated Financial Statements

Additionally, the Fund offers Class E Units to Vista affiliates, officers, directors, employees and certain strategic partners, in Vista’s sole discretion. The key differences among each Unit class generally relate to the ongoing servicing fees, Management Fees and Performance Participation Allocation.

The Fund, at the discretion of the General Partner, has the authority to issue an unlimited number of Units of each Unit class. No Class B Units, Class D Units, Class I Units, Class R Units or Class S Units have been issued since inception and are first expected to be offered beginning April 1, 2026 upon the termination of the offering period of the Anchor Units.

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

Unit issuances related to monthly subscriptions are effective as of the first calendar day of each month. Units are issued at a price per Unit equivalent to the Fund’s most recent Transactional NAV per Unit for each class, which is the Fund’s prior month-end Transactional NAV per Unit. The Consolidated Statements of Changes in Net Assets provides a summary of the Units issued through December 31, 2025.

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

Subject to certain limited exceptions, any repurchase request relating to Investor Units (other than Class R Units) and Class E Units that have not been outstanding for at least two years will be subject to an early repurchase deduction equal to 5% of the value of the Fund’s Transactional NAV of the Units being repurchased. The General Partner may, from time to time, waive the early repurchase deduction in its discretion. The Unit repurchase program became effective as of September 5, 2025.

During the year ended December 31, 2025, the Fund repurchased 8,000 units of Class A-S Units, pursuant to its repurchase program, at an average price per unit of $29.38. The Fund did not repurchase any Units under its unit repurchase program during the period ended December 31, 2024.

Class V Units are not subject to the repurchase program and are subject to a separate repurchase arrangement. Repurchases of any units or shares used to satisfy the Management Fee, Performance Participation Allocation or Expense Support reimbursement are not subject to the repurchase program or the early repurchase deduction and may be redeemed at the General Partner’s request.

6.
Commitments and Contingencies

Commitments

Under the Expense Support Agreement, the Manager has agreed to advance all or a portion of organizational and offering expenses and all or a portion of the operating expenses borne by the Fund, other than servicing fees, Performance Participation Allocation and the Management Fee (as applicable), on the Fund’s behalf through one year beginning on April 1, 2025. The Fund currently expects to reimburse the Manager for all such advanced expenses ratably over the 60-month reimbursement period beginning no earlier than October 1, 2026, or such later time as determined by the Manager. Additional details are included within Note 4. Related Party Transactions of the consolidated financial statements.

VistaOne, L.P.

Notes to Consolidated Financial Statements

Contingencies

From time to time, the Fund may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with Portfolio Companies in which the Fund has an interest. The Fund may also be subject to regulatory proceedings. As of December 31, 2025, the Fund is not subject to any material legal proceedings.

Indemnifications

In the normal course of business, the Fund may enter into contracts that contain general indemnification clauses. The Fund’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Fund, which cannot be predicted with any certainty.

VistaOne, L.P.

Notes to Consolidated Financial Statements

7.
Financial Highlights

The following financial highlights relate to investment performance and operations for each class of Unit outstanding for the year ended December 31, 2025. Financial highlights for the period September 30, 2024 (Date of Formation) to December 31, 2024 have not been presented as the Fund had not commenced operations during the period.

Per Unit Data	Class A-B	Class A-D	Class A-I	Class A-S	Class E
Net asset value per unit, beginning of period	$—	$—	$—	$—	$—
Contributions for Units issued	27.40	25.46	27.28	27.32	25.13
Distributions for Units repurchased	—	—	—	(0.04)	—
Early repurchase deduction	—	—	—	—	—
Conversion of Units between classes	—	—	0.01	—	(0.38)
Net investment loss(a)	(1.66)	(0.80)	(2.10)	(1.41)	(0.36)
Net realized gain (loss) and change in unrealized appreciation (depreciation) on investments(a)	6.36	6.70	6.43	6.42	6.99
Management fees, net	(0.09)	(0.06)	(0.08)	(0.08)	—
Accrued servicing fees	(1.19)	(0.41)	—	(2.02)	—
Performance participation allocation	(0.98)	(1.04)	(0.99)	(0.99)	—
Net increase in net assets	29.84	29.85	30.55	29.20	31.38
Net Asset Value per Unit, end of period	$29.84	$29.85	$30.55	$29.20	$31.38

Units outstanding, end of period	8,305,934	785,642	23,756,267	9,414,854	400,855

Total return, at net asset value(b)(c)	8.91%	17.24%	11.95%	7.17%	26.38%

Ratios to weighted-average net assets(b):
Management fees	(0.59)%	(0.59)%	(0.58)%	(0.60)%	N/A
Management fees after fees waived	(0.31)%	(0.22)%	(0.28)%	(0.30)%	N/A
Performance participation allocation	(3.46)%	(3.73)%	(3.46)%	(3.60)%	N/A
Total expenses(d)	(2.61)%	(3.56)%	(3.04)%	(3.06)%	(4.01)%
Total expenses after fees waived(d)	(2.33)%	(3.19)%	(2.75)%	(2.75)%	(4.01)%
Net investment loss	(4.88)%	(5.91)%	(5.27)%	(5.39)%	(2.95)%

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

VistaOne, L.P.

Notes to Consolidated Financial Statements

8.
Subsequent Events

Management has evaluated the impact of all subsequent events on the Fund through the date the consolidated financial statements were issued and has determined there were no subsequent events requiring adjustment or additional disclosure in the consolidated financial statements, except as noted below.

Performance Participation Allocation

On January 1, 2026, the accrued Performance Participation Allocation liability of $27.7 million as of December 31, 2025 was satisfied by the Fund through the issuance of interests in two Lower Funds to the General Partner, reducing the accrual to zero. Lower Funds are vehicles consolidated within the Fund’s consolidated financial statements, through which the Fund holds Portfolio Company Investments and cash and cash equivalents. In accordance with the Fund LPA, the General Partner elected to receive interests in Lower Funds, which provides the General Partner with a pro-rata ownership stake in the underlying Portfolio Company Investments and cash and cash equivalents held by the Lower Funds.

Director’s Compensation

On January 28, 2026, the Fund issued 769 restricted Class E Units to each of three of the Fund’s four independent directors of the Board of Directors, based on the transaction price of $32.52 per Unit. Such restricted Class E Units shall vest one year following the date of grant on January 28, 2027.

Unit Repurchases

Pursuant to the Fund’s repurchase program, on February 18, 2026, the Fund repurchased 9,829 Units of Class A-I Units, including through the Feeder’s investment in the Fund. The Q1 2026 repurchase window opened on January 2, 2026 and closed on February 11, 2026. Units were repurchased at a price per Unit of $31.02 based on the December 31, 2025 Transactional NAV of Class A-I Units.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Co-Chief Executive Officers (co-principal executive officers) and Principal Financial Officer (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. Management recognizes there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, and no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We, under the supervision of and with participation of our management, including the Co-Chief Executive Officers and Principal Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Co-Chief Executive Officers and Principal Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level as of December 31, 2025.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Fund’s independent registered public accounting firm due to the transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in the Fund’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Overall responsibility for the Fund’s oversight rests with the General Partner, subject to certain oversight rights held by the Fund’s Board of Directors. The Board of Directors is responsible for overseeing the Fund’s periodic reports under the Exchange Act and certain conflicts of interest related to Vista in accordance with the provisions of the Fund LPA and any policies of the General Partner.

The Fund’s Board of Directors currently consists of eight members, four of whom are Independent Directors. The General Partner may appoint additional directors to the Board from time to time. The Fund’s General Partner elects the Fund’s executive officers, who serve at the discretion of the General Partner.

Board of Directors and Executive Officers

The following table sets forth information, as of the date of this annual report on Form 10-K, regarding the Board of Directors and executive officers:

Name	Year of Birth	Position	Position Held Since
Non-Independent Directors
David A. Breach	1966	Director	2024
Rachel Arnold	1979	Director	2024
Justin Hirsch	1985	Director	2024
Dan Parant	1982	Director	2024
Independent Directors
Luis Berruga	1977	Independent Director	2025
Curtis Buser	1963	Independent Director	2025
José Claxton	1964	Independent Director	2025
Ruth S. Goodstein	1960	Independent Director	2025
Executive Officers
Robert F. Smith	1962	Chairman	2024
David A. Breach	1966	Co-Chief Executive Officer	2024
Monti Saroya	1979	Co-Chief Executive Officer	2024
Ashley MacNeill	1980	Co-President	2024
Dan Parant	1982	Co-President	2024
Justin Hirsch	1985	Chief Investment Officer	2024
Andy Ugarte	1985	Chief Operating Officer	2024
Gursimarjit ‘Simi’ Singh	1985	Chief Counsel	2025

Each director shall serve a term of three years, which is renewable by the General Partner in its sole discretion. The address for each of the Fund’s directors is Four Embarcadero Center, 20th Floor, San Francisco, CA.

Each officer holds office at the pleasure of the General Partner until his or her successor is duly appointed and qualified.

Biographical Information

Directors

The Fund’s directors have been divided into two groups - Independent Directors and non-Independent Directors. The status of an Independent Director under the Fund LPA is determined consistent with the independence tests set out in Rule 303A.02 of the New York Stock Exchange Listed Company Manual or other standards determined by the General Partner.

Non-Independent Directors

David A. Breach, the President and Chief Operating Officer of Vista, is Co-Chief Executive Officer of VistaOne and a member of the VistaOne Board of Directors and the VistaOne Investment Committee. He currently sits on Vista’s Executive Committee, the firm’s governing and decision-making body for matters affecting its overall management and strategic direction, as well as the firm’s Private Equity Management Committee, Vista’s decision-making body for matters affecting the overall private equity platform, and Vista’s Private Equity Funds’ Investment Committee. Mr. Breach also sits on the boards of Vista portfolio companies EagleView, Jamf (NASDAQ: JAMF), Solera and Stats Perform. Mr. Breach is also a member of the San Francisco Advisory Board for Sponsors for Educational Opportunity and the American Investment Council. Earlier in his career, Mr. Breach was a Senior Partner at Kirkland & Ellis, where his practice focused on the representation of private equity funds in all aspects of their business. While at Kirkland & Ellis, Mr. Breach was a member of its 15-person global executive management committee and was a founding partner of its San Francisco office. Mr. Breach holds a J.D. from the University of Michigan.

Rachel Arnold is a member of the VistaOne Board of Directors and the VistaOne Investment Committee. She is also Co-Head of the Vista “Endeavor” Funds and serves as a member of Vista’s Executive Committee and Private Equity Management Committee. Ms. Arnold has over two decades of experience investing in and scaling growth at market-leading software companies. She currently sits on the boards of BigTime, BlueConic, Gnosis, RadarFirst, Resilinc, and Tripleseat, and is involved with Vista’s investments in COMPLY, Innovapptive and mabl. She was actively involved with Vista’s investments in AGDATA, Autotask, Benchmark Gensuite, BigMachines, Bonterra, Bullhorn, Dispatch, Jebbit, Kibo, Lanyon, Lone Wolf, Naviga, PeopleAdmin, Relias Learning, SecureLink, WorkTango and Zapproved. Ms. Arnold was named one of GrowthCap’s Top Women Leaders in Growth Investing in 2022 and 2023, and to Buyouts’ Women in Private Equity Class of 2022. Before joining Vista in 2012, Ms. Arnold held executive roles at four Vista companies, including interim CEO at Bonterra and senior positions at Mitratech, MicroEdge, and SRC Software. She also worked as Strategy Director at Interbrand and as an Equity Research Associate at Pacific Crest. Ms. Arnold holds a B.A. in International Business from Linfield College.

Justin Hirsch is the Chief Investment Officer of VistaOne and a member of the VistaOne Board of Directors and the VistaOne Investment Committee. He joined Vista in 2016 and oversees Vista’s strategic priorities, balance sheet and principal investments, and manages Vista’s capital structure, risk levels and growth initiatives. He is also involved with investment structuring and serves as a member of Vista’s Executive Committee. Prior to Vista, Mr. Hirsch worked at Evercore, where he advised alternative asset managers on minority investments and other strategies to meet growth objectives. He was also a member of the financial sponsors group that focused coverage on technology assets. Mr. Hirsch began his career in the principal transactions group at Macquarie Capital. Mr. Hirsch holds a B.A. in Human Biology from Stanford University.

Dan Parant is Co-President of VistaOne and a member of the VistaOne Board of Directors. He joined Vista in 2024 and is the Global Head of Private Wealth Solutions at Vista. Prior to joining Vista, Mr. Parant was a Managing Director and Co-Head of Americas Private Wealth at KKR, where he started KKR’s private wealth business in 2012 and led a team of over 50 executives focused on delivering private market solutions to financial advisors across wirehouses, private banks, RIAs and independent broker dealers in the U.S., Canada and Latin America. Before KKR, he was a Vice President and Head of Alternatives Business Development for Intermediary Distribution at Neuberger Berman and previously was a member of the Absolute Return Strategies business at Lehman Brothers. Prior to joining Lehman Brothers, Mr. Parant was an Associate in the Capital Markets Consulting group at Thomson Financial. Mr. Parant started his career working in Major League Baseball for the Tampa Bay Rays. Outside of Vista, Mr. Parant currently sits on the Advisory Board of the University of Texas at Austin McCombs School of Business Langston Wealth Management Center. Mr. Parant holds a B.S. in Applied Economics and Management from Cornell University.

Independent Directors

Luis Berruga is a member of the VistaOne Board of Directors where he serves as an Independent Director. Mr. Berruga is a seasoned wealth and asset management executive, having served in executive roles for ten years. He is an independent director and chairman of the board of Sol Strategies, Inc. (NASDAQ: STKE), a publicly traded Canadian company dedicated to investing in and providing infrastructure for the Solana blockchain ecosystem. He was the CEO of Global X ETFs, a leading global management firm offering a wide selection of exchange-traded funds, and served on the boards of its various affiliated entities. Mr. Berruga is a qualified financial expert under Regulation S-K and is well-versed in 1940 Act corporate governance, global fund distribution, mergers and acquisition and strategic partnership. He holds a B.S. in Telecommunications Engineering from the Universidad Politécnica de Madrid and an MBA from the Kellogg School of Management at Northwestern University. He also holds NACD Directorship and NACD Cybersecurity Oversight Certifications and a Certification in Corporate Governance from the Wharton School at University of Pennsylvania.

Curtis Buser is a member of the VistaOne Board of Directors where he serves as an Independent Director. Mr. Buser has served as a financial executive for more than three decades. Mr. Buser most recently served as Chief Financial Officer of The Carlyle Group Inc. (“Carlyle”), from December 2014 until his retirement in September 2023 and previously served as its chief accounting officer from May 2004 until December 2014. Mr. Buser was also a member of Carlyle’s leadership and operating committees. Prior to joining Carlyle in 2004, he was an audit partner with Ernst & Young LLP. He began his career with Arthur Andersen LLP and was admitted to its partnership in 1997. Mr. Buser graduated from Georgetown University in 1985.

José Claxton is a member of the VistaOne Board of Directors where he serves as an Independent Director. Mr. Claxton is a seasoned financial services executive with over 30 years of cross-functional experience in traditional and alternative investments. Mr. Claxton served as the Charles Hayden Foundation’s interim president and CEO until February 2024. Before this role, Mr. Claxton served as Head of Business Development and Investor Relations at Engine No.1, a sustainability-focused alternative investment firm. He previously spent 10 years as a partner at the Blue Harbour Group, a shareholder engagement investment fund, and served on the firm’s investment committees. Mr. Claxton began his career at JP Morgan Investment Management where he spent close to a decade working in equity research, portfolio management and as a hedge fund specialist. Mr. Claxton holds a B.S. in Manufacturing Engineering from Boston University and an MBA in Finance and Organizational Management from Columbia University.

Ruth S. Goodstein is a member of the VistaOne Board of Directors where she serves as an Independent Director. Ms. Goodstein is a seasoned executive with more than 25 years of experience in alternative investments. She is also an independent director of CVC-PE Global Private Fund, and several of Partners Group’s registered investment company funds. Ms. Goodstein served as Chief Operating Officer of Macquarie Wealth Solutions and as a member of Macquarie Asset Management’s alternative wealth product team from March of 2022 to June of 2025. Ms. Goodstein was a founding partner and Chief Operating Officer of Central Park Group, LLC (“CPG”) which was acquired by Macquarie in 2022. She was also the interested director of the CPG registered funds from 2024-2025. Prior to CPG, Ms. Goodstein was the Chief Operating Officer at Robeco-Sage Capital, LLC where she led product development, operations and marketing. Prior to her time at Robeco-Sage Capital, LLC, she worked at UBS in their alternative investments group developing innovative products for high net worth investors. Prior to her investment career, she was an Associate General Counsel and Vice President at JP Morgan Investment Management, deputy chief compliance officer at Bankers Trust and counsel to Oppenheimer & Co. Inc. Ms. Goodstein began her career at Goodkind Wechsler Labaton & Rudoff as an Associate Attorney. Ms. Goodstein holds an A.B. from Cornell University and a J.D. from Brooklyn Law School.

Executive Officers

Robert F. Smith, the Founder, Chairman and CEO of Vista, is the Chairman of VistaOne and a member of the VistaOne Investment Committee. Mr. Smith is a member of the Business Roundtable and serves on the Board of Overseers of Columbia Business School and the Cornell Engineering College Council. He is Chairman of Carnegie Hall, a Founding Member of the World Economic Forum EDISON Alliance, a Founding Partner of the REFORM Alliance, and the former Chair of the Robert F. Kennedy Center for Human Rights. Mr. Smith is the Founding Director and President of the Fund II Foundation, which is dedicated to preserving the African American experience, human rights, environmental conservation, and a broad range of initiatives. He also founded the Student Freedom Initiative to help relieve student debt at HBCUs and MSIs, and leads the Southern Communities Initiative to advance economic inclusion. Mr. Smith has been awarded the Carnegie Medal of Philanthropy, named one of Forbes’ 100 Greatest Living Business Minds and recognized as one of TIME’s 100 Most Influential People in the World in 2020. Mr. Smith earned a B.S. in Chemical Engineering from Cornell University and an MBA from Columbia Business School.

Monti Saroya is Co-Chief Executive Officer of VistaOne and a member of the VistaOne Investment Committee. Mr. Saroya joined Vista in 2008 and is Co-Head of the Vista “Flagship” Fund and also sits on its Investment Committee. Additionally, Mr. Saroya serves as a member of Vista’s Executive Committee and Private Equity Management Committee. He currently sits on the boards of Advanced, Allvue Systems, Avalara, Cloud Software Group, Duck Creek, Finastra, Gainsight, iCIMS, Infoblox, Mindbody, Pipedrive, Salesloft, Solera and Xactly. Mr. Saroya previously sat on the boards of Apptio, Aspira, Cvent (NASDAQ: CVT), Drift, Pluralsight, PowerSchool (formerly NYSE: PWSC), Omnitracs and is also actively involved in Vista’s investments in Jio and Vivid Seats (NASDAQ: SEAT), Datto (formerly NYSE: MSP), Marketo, SumTotal, The ACTIVE Network, Transfirst, Turaz and Zywave. Mr. Saroya is recognized as a thought leader in investing and enterprise software, featured in PEI’s Investing in Technology report. Before Vista, he was a senior research analyst at JMP Securities, an associate for enterprise software/applications, and worked in sales at Siebel Systems and operations at Cisco Systems. Mr. Saroya holds a B.S. in Computer Engineering from California Polytechnic State University, magna cum laude.

Ashley MacNeill is Co-President of VistaOne. She joined Vista in 2022 and works across the organization to run Vista’s Equity Capital Markets strategy, including managing all portfolio company equity financing activities and serving as a member of Vista’s Private Equity Management Committee. Prior to joining Vista, Ms. MacNeill spent 12 years at Morgan Stanley, where she most recently served as Co-Head of Technology Equity Capital Markets for the Americas and Managing Director. Before Morgan Stanley, she was an Associate Director at UBS Investment Bank in Canada. During her almost 20 years in capital markets and investment banking, Ms. MacNeill has led various teams and IPOs for some of the largest public technology companies, including Uber, Snapchat, Shopify, Warner Music and Datadog. She also worked on Vista IPOs for Datto (formerly NYSE: MSP) and IAS (NASDAQ: IAS), as well as the original IPOs for Vista companies Mindbody and KnowBe4. Ms. MacNeill holds an HBA and a BSEng in Mechanical Engineering and Business from Western University.

Andy Ugarte is the Chief Operating Officer of VistaOne. He joined Vista in 2022 and is responsible for driving product development and strategy initiatives for the Capital & Partner Solutions team. Prior to joining Vista, Mr. Ugarte spent over 10 years at Evercore, most recently as Managing Director and Co-Head of the Hong Kong generalist M&A Advisory group. While at Evercore, Mr. Ugarte provided advice to sponsor and corporate clients on complex cross-border M&A transactions, domestic M&A transactions across Southeast Asia and the United States, and GP minority stake sales. Before Evercore, Mr. Ugarte worked at Macquarie Capital, where he served as an Investment and Advisory Professional in the Principal Transactions group in the United States and the Infrastructure Advisory group in Canada. Mr. Ugarte holds a BCom in Finance from the University of British Columbia and an M.B.A. in Finance and Entrepreneurial Management from The Wharton School, University of Pennsylvania.

Gursimarjit ‘Simi’ Singh is the Chief Counsel of VistaOne. He joined Vista in 2019 and serves as Chief Compliance Officer, responsible for overseeing fund, compliance and regulatory matters for Vista’s private equity strategies. Prior to joining Vista, Mr. Singh was a Director and Counsel at Affiliated Managers Group (AMG), where he advised AMG’s affiliated investment management firms and global distribution platform on legal and regulatory matters. Before AMG, Mr. Singh was a Senior Compliance Associate at HedgeOp Compliance, where he focused on regulatory compliance for private fund advisers. Prior to HedgeOp Compliance, Mr. Singh was an Associate at Proskauer Rose LLP, where he worked in the Private Investment Funds group. Mr. Singh holds a B.S. in Finance and History from Rutgers University and a J.D. from Boston University School of Law. He is a member of the State Bars of Massachusetts and New York and is a registered in-house counsel with the State Bar of California.

Leadership Structure and Oversight Responsibilities

Overall responsibility for the Fund’s oversight rests with the General Partner, subject to certain oversight rights held by the Board of Directors. The Fund has entered into the IMA pursuant to which the Manager, an affiliate of the General Partner, will manage the Fund on a day-to-day basis. The Board of Directors is currently composed of eight members, four of whom are Independent Directors. As described below, the Board has established an Audit Committee, and may establish ad hoc committees or working groups from time to time, to assist the Board and the General Partner or Manager in fulfilling their oversight responsibilities.

Committees

The Board of Directors has established an Audit Committee and may form additional committees in the future.

Audit Committee

The Audit Committee is composed of Luis Berruga, Curtis Buser, José Claxton and Ruth S. Goodstein, each of whom is an Independent Director.

Curtis Buser serves as Chair of the Audit Committee. The Board determined that each of Curtis Buser and Luis Berruga is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K. The General Partner may appoint additional directors to the Board and the Audit Committee from time to time.

In accordance with its written charter, the Audit Committee (a) assists the Board’s oversight of the integrity of the Fund’s consolidated financial statements, the independent registered public accounting firm’s qualifications and independence, the Fund’s compliance with legal and regulatory requirements and the performance of the Fund’s independent registered public accounting firm; (b) oversees the scope of the annual audit of the Fund’s consolidated financial statements, the quality and objectivity of the Fund’s consolidated financial statements, accounting and financial reporting policies and internal controls; (c) determines the selection, appointment, retention and termination of the Fund’s independent registered public accounting firm, as well as approving the compensation thereof; (d) pre-approves all audit and non-audit services provided to the Fund and certain other persons by such independent registered public accounting firm; and (e) acts as a liaison between the Fund’s independent registered public accounting firm and the Board.

Investment Committee

Vista has developed and adheres to a disciplined investment process which is driven and monitored by the Vista Entities’ respective investment committees, thereby enabling consistent insight to be applied to investment evaluations and decisions. Robert F. Smith, David A. Breach, Michael Fosnaugh, Monti Saroya, Patrick Severson, Martin Taylor, Rachel Arnold, René Yang Stewart, Nadeem Syed and Justin Hirsch serve as the members of the Investment Committee. Consistent with Vista’s operating philosophy, other senior and experienced Vista professionals will also observe and, where applicable, participate in various Investment Committee meetings, thereby resulting in a broad yet consistent review of each investment opportunity at multiple points prior to a given investment being consummated.

For information concerning the background of Robert F. Smith, David A. Breach, Monti Saroya, Rachel Arnold and Justin Hirsch, see “Biographical Information — Directors — Executive Officers” and “—Non-Independent Directors” above. Information concerning the background of the remainder of the members of the Investment Committee is set forth below:

Michael Fosnaugh is a member of the VistaOne Investment Committee. He joined Vista in 2005 and is also Co-Head of the Vista “Flagship” Fund and sits on its Investment Committee. Additionally, Mr. Fosnaugh serves as a member of Vista’s Executive Committee and Private Equity Management Committee. Mr. Fosnaugh currently sits on the boards of Acquia, Alegeus, Applause, CentralSquare, EAB, Greenway Health, Integral Ad Science (NASDAQ: IAS), InvoiceCloud, Jamf (NASDAQ: JAMF), KnowBe4 (formerly NASDAQ: KNBE), PlanSource, Securonix, SimplePractice, SmartBear, Stats Perform and TripleLift. He was also actively involved with Vista’s investments in Advicent, Forcepoint, Mediaocean, MRI Software, Numerator, Ping Identity (formerly NYSE: PING), SirsiDynix, Sunquest Information Systems, Vertafore, Websense and Zywave. Mr. Fosnaugh is the Co-Head of the Chicago office. Mr. Fosnaugh is recognized as a thought leader in investing and enterprise software, featured in PEI’s Investing in Technology report. Before Vista, he worked at SG Cowen & Co. in the Technology, Media, and Telecommunications Group, advising on transactions and financings. Mr. Fosnaugh holds an A.B. in Economics from Harvard College, cum laude.

Patrick Severson is a member of the VistaOne Investment Committee. He joined Vista in 2013 and is Co-Head of the Vista “Foundation” Funds and sits on its Investment Committee. Additionally, he serves as a member of Vista’s Executive Committee and Private Equity Management Committee. Mr. Severson currently sits on the boards of Assent Compliance, BetterCloud, Energy Exemplar, ESO, Granicus, Khoros, Kibo, LogicMonitor, Monetate, Naviga, Poppulo, Power Factors, Sonatype and Trintech. He was also actively involved with Vista’s investments in AGDATA, AlertMedia, ARCOS, Autotask, Bonterra, PeopleAdmin, Regulatory DataCorp (RDC), Return Path, StarRez, TigerConnect and Wrike. Before Vista, Mr. Severson was a Partner at Warburg Pincus, investing in software companies for 12 years. He also worked as a Consultant at Booz-Allen & Hamilton and at Price Waterhouse, focusing on media and technology. Mr. Severson holds a B.S. in Computer Science from Stanford University and an M.B.A. from Columbia University.

Martin Taylor is a member of the VistaOne Investment Committee. He joined Vista in 2006 and is Co-Head of the Vista “Foundation” Funds and sits on its Investment Committee. Additionally, Mr. Taylor serves as a member of Vista’s Executive Committee and Private Equity Management Committee. Mr. Taylor currently sits on the boards of AlertMedia, ARCOS, Bonterra, Critical Start, Integral Ad Science (NASDAQ: IAS), Jamf (NASDAQ: JAMF), NAVEX, StarRez, TigerConnect, TRG Screen and Vivid Seats (NASDAQ: SEAT) and has served on numerous other boards during his tenure. Previously at Vista, Mr. Taylor was a Managing Director and drove a variety of cross-fund and cross-portfolio initiatives. He was the initial President of Vista Consulting Group, where he was instrumental in building and scaling Vista’s value creation infrastructure, formalizing Vista’s portfolio engagement model and developing many of Vista’s best practices. Before Vista, he spent over 13 years at Microsoft as a Corporate Vice President, managing corporate strategy, sales, and product marketing, and served as Chief of Staff to CEO Steve Ballmer.

René Yang Stewart is a member of the VistaOne Investment Committee. She joined Vista in 2007 and is Co-Head of the Vista “Endeavor” Funds and sits on its Investment Committee. Additionally, Ms. Stewart serves as a member of Vista’s Private Equity Management Committee. She currently sits on the boards of Dispatch, Gatekeeper, Lifeloop, OfficeSpace and WorkTango. Ms. Stewart was also actively involved with Vista’s investments in Accruent, AGDATA, Bullhorn, Lone Wolf, Mitratech, SecureLink and Zapproved. Ms. Stewart was named one of GrowthCap’s Top Women Leaders in Growth Investing in 2022 and 2023, GrowthCap’s Leaders of Growth Investing in 2022 and GrowthCap’s Top 25 Software Investors in 2021, 2023, and 2024. Prior to joining Vista, Ms. Stewart worked at Yahoo! in the Corporate Finance group, focusing on mergers and acquisitions and business development opportunities for the company. Before her time at Yahoo!, Ms. Stewart worked at Lehman Brothers in the Global Technology group. Ms. Stewart holds a B.A. in Economics from Columbia University.

Nadeem Syed is a member of the VistaOne Investment Committee. He joined Vista in 2018 and is currently Head of Value Creation and a member of the private equity “Flagship” team. Mr. Syed serves as a member of Vista’s Executive Committee and Private Equity Management Committee. Mr. Syed currently sits on the boards of Alegeus, Allvue Systems, KnowBe4 (formerly NASDAQ: KNBE) and Securonix. Prior to joining Vista, Mr. Syed was CEO of Finastra (formerly Misys), a Vista company and the third-largest financial services software company in the world. Before Finastra, Mr. Syed was COO of SumTotal Systems, a former Vista company, where he led the company’s strategic initiatives, overseeing services, support, engineering, product management and cloud operations. Prior to SumTotal Systems, Mr. Syed spent 19 years in multiple senior leadership roles at Oracle. Mr. Syed holds a B.S. in Production Engineering from the University of Mumbai (formerly University of Bombay) and an M.S. in Industrial Engineering from Louisiana State University.

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics which applies to the principal executive officer, principal financial officer, principal accounting officer, directors, officers and employees (if any). The Code of Business Conduct and Ethics is available on our website at www.pws.vistaequitypartners.com under “Resources - Governance Document.” We intend to disclose any waiver or amendment of the Code of Business Conduct and Ethics, as legally required, on our website.

Insider Trading Policy

Our insider trading policy establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code (officers, directors, and employees of the Fund, if any, the General Partner and the Investment Manager) are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the policy’s requirements. This policy is designed to reasonably promote compliance by these persons with U.S. securities laws, rules and regulations governing insider trading. The insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K, and the foregoing description is qualified by reference to such exhibit. Furthermore, with regard to the Fund’s trading in its own securities, it is the Fund’s policy to comply with applicable laws, rules and regulations.

Item 11. Executive Compensation.

Compensation of Executive Officers

The Fund does not have any employees and does not expect to have any employees. Services necessary for the Fund’s business are provided by individuals who are employees of the Manager, the General Partner or their affiliates, pursuant to the terms of the IMA and the Fund LPA, as applicable. The Fund’s day-to-day investment operations are managed by the General Partner and the Manager. Most of the services necessary for the sourcing and administration of the Fund’s investment portfolio are provided by investment professionals employed by the Manager or its affiliates.

None of the Fund’s executive officers receive direct compensation from the Fund. The Fund will reimburse the General Partner, the Manager and/or their affiliates for fund expenses incurred on its behalf, which can include the compensation, overhead (including rent and utilities) and other expenses incurred, charged or specifically attributed or allocated by the General Partner, the Manager and/or their affiliates in performing administrative and/or accounting services for the Fund, the Feeder, any Parallel Funds or any Intermediate Entity (including but not limited to legal and compliance, finance, accounting, operations, investor relations, reporting, tax, valuation and internal audit personnel and other non-investment professionals that provide services to the Fund, the Feeder, any Parallel Funds or any Intermediate Entity; provided, that any such expenses, fees, charges or related costs shall not be greater than what would be paid to an unaffiliated third party for substantially similar services). Certain executive officers and non-Independent Directors, through their financial interests in the General Partner and/or Manager, are entitled to a portion of the profits earned by the General Partner and/or Manager, which includes any fees, including compensation discussed herein, payable to the General Partner and/or Manager under the terms of the IMA and Fund LPA, as applicable, less expenses incurred by the General Partner and/or Manager in performing its services under the IMA and Fund LPA, as applicable. See “Part I. Item 1. Business — Investment Management Agreement” and “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Compensation of Directors

No compensation is paid to the non-Independent Directors in connection with their service as directors. The Fund pays each independent director: (i) $100,000 (payable in $75,000 in cash (prorated for any partial year) and $25,000 in Class E Units, vesting on the one-year anniversary of the applicable grant date) per year and (ii) an additional fee of $10,000 per year for the Chair of the Audit Committee. The Fund is also authorized to pay the reasonable out-of-pocket expenses of each Independent Director incurred by such director in connection with the fulfillment of his or her duties as an Independent Director.

The following table sets forth the compensation earned or paid by the Fund to its directors for the fiscal year ended December 31, 2025:

Name	Fees Earned or Paid in Cash	Unit Awards(a)	Total
David A. Breach	$—	$—	$—
Rachel Arnold	—	—	—
Justin Hirsch	—	—	—
Dan Parant	—	—	—
Luis Berruga	75,000	25,000	100,000
Curtis Buser	63,750	25,000	88,750
José Claxton	75,000	25,000	100,000
Ruth S. Goodstein	75,000	25,000	100,000
Steve Krouskos(b)	27,500	—	27,500

(a)
Represents the aggregate grant date fair value of awards of restricted Class E Units calculated under the FASB’s ASC Topic 718, Compensation — Stock Compensation. The number of restricted Class E Units awarded to each of the Fund’s independent directors was determined by dividing the total unit award dollar amount by the then-current NAV at the date of grant. On January 28, 2025, grants of restricted Class E Units were made to each of Messrs. Berruga and Claxton and Ms. Goodstein, using the Transactional NAV price as of April 1, 2025, and resulted in grant amounts of 1,000 restricted Class E Units for each director. Such restricted Class E Units vested in full on January 28, 2026. Additionally, on May 30, 2025, Mr. Buser received a grant of restricted Class E Units, in the amount of 956 restricted Class E Units, based on the Transactional NAV as of April 30, 2025, which was determined on May 30, 2025. Such restricted Class E Units shall vest one year following the date of grant on May 12, 2026.
(b)
Served as an Independent Director until his passing in March 2025. Mr. Krouskos received cash for the portion of the year during which he served as a director, and in accordance with the terms of the Independent Director Restricted Unit Award Agreement, he forfeited 1,000 restricted Class E Units (with the same terms as described in note (a) for the restricted Class E Units granted on January 28, 2025).

Compensation Committee Interlocks and Insider Participation

The Fund does not have a compensation committee of the Fund’s Board of Directors and the Fund’s Board of Directors does not make determinations regarding compensation of executive officers because the Fund does not directly pay any compensation to its executive officers.

Policies and Practices Related to the Timing of Equity Awards

The Fund does not grant options, and accordingly, we have no policy, program, practice, or plan pertaining to the timing of stock option grants with respect to the release of material non-public information. Furthermore, given that we do not directly compensate the Fund’s executive officers, we also have not timed the release of material non-public information for the purpose of affecting the value of executive compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of February 28, 2026, the following table sets out certain beneficial ownership information with respect to the Fund’s Units for each of the Fund’s directors and executive officers and all directors and executive officers as a group. None of the Unit classes have voting power. The address for the Fund’s directors and executive officers is c/o Vista Equity Partners Management, LLC, Four Embarcadero Center, 20th Floor, San Francisco, CA 94111.

	Class A-I Units		Class E Units
Name	Units Owned(a)	Percentage of Class	Units Owned(a)	Percentage of Class
David A. Breach	—	—	30,000	7.5%
Rachel Arnold	—	—	9,559	2.4%
Justin Hirsch	—	—	10,000	2.5%
Dan Parant	—	—	16,000	4.0%
Luis Berruga(b)	11,294	*	1,000	*
Curtis Buser(b)(c)	26,582	*	—	—
José Claxton(b)(d)	6,000	*	1,000	*
Ruth S. Goodstein(b)	3,000	*	1,000	*
Robert F. Smith	—	—	30,000	7.5%
Monti Saroya	—	—	30,000	7.5%
Ashley MacNeill	—	—	9,736	2.4%
Andy Ugarte	—	—	15,400	3.8%
Simi Singh	—	—	3,000	*
Heather Wilkins	—	—	640	*
All current directors and executive officers as a group (14 persons)	46,876	*	157,335	39.3%

* Less than one percent.

(a)
Units are rounded to the nearest whole number.
(b)
Each of Luis Berruga, José Claxton and Ruth S. Goodstein hold 769 Class E Units that are restricted until vested on January 28, 2027 and Curtis Buser holds 956 Class E Units that are restricted until vested on May 12, 2026, all of which were granted as compensation for serving as a member of the Board. Such Units are not reflected in the table above and the calculation of percentage of Class E Units also excludes such restricted Units from the denominator representing outstanding Units.
(c)
8,775 of Class A-I Units represent Units held by a trust of which Mr. Buser is trustee and 8,755 of Class A-I Units represent Units held by a trust of which Mr. Buser’s spouse is trustee.
(d)
The Class A-I Units reflect an indirect interest through an underlying parallel investment in VistaOne (TE), L.P. on a one-to-one basis.

Securities Authorized for Issuance Under Equity Compensation Plans

The Fund does not have any equity compensation plans. For a description of equity awarded to the Fund’s Independent Directors as part of its director compensation policy, see “— Item 11. Executive Compensation — Compensation of Directors.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Investment Management Agreement; Fund LPA

The Fund has entered into the IMA with the Manager pursuant to which the Fund pays the Management Fee and reimburses certain fund expenses. The Fund has also entered into the Fund LPA, pursuant to which the General Partner is entitled to receive the Performance Participation Allocation. In addition, pursuant to the IMA and the Fund LPA, the Fund reimburses the Manager and General Partner for certain expenses as they occur. See “Part I. Item 1. Business — Investment Management Agreement” and “—Fund LPA.”

Expense Support Agreement

The Manager has agreed to advance all or a portion of organizational and offering expenses and all or a portion of the operating expenses borne by the Fund (collectively, “Expense Support”) pursuant to an expense support agreement executed as of December 30, 2024 between the Fund and the Manager (the “Expense Support Agreement”) through one year beginning on April 1, 2025, the date of the initial acceptance by the Fund of a subscription for Units by unaffiliated investors. The Fund will reimburse the Manager for all such advanced expenses ratably over the 60-month reimbursement period beginning no earlier than October 1, 2026, or such later time as determined by the Manager. As of December 31, 2025, the Manager and its affiliates have incurred organizational, offering and operating fund expenses on the Fund’s behalf in the amount of $19.7 million.

Related Party Transactions

The Fund may, from time to time, enter into transactions with its affiliates. Such transactions are carried out in accordance with the Fund LPA and applicable policies and procedure, including where required, approval by the Fund’s Independent Directors.

During the year ended December 31, 2025, the Fund acquired equity interests in 13 Portfolio Companies from Vista and its affiliates at cost or cost plus a financing charge, totaling $456.1 million, of which $13.3 million relates to financing charges. Vista and its affiliates initially acquired the Portfolio Companies up to 30 months prior to the Fund’s acquisition and did not recognize a gain on sale of investments for these transactions beyond any financing fee received.

In April 2025, the Fund participated in a Vista PE Fund’s post-closing syndication process to acquire additional equity interests in two Portfolio Company Investments from such other Vista PE Fund for a purchase price of $89.1 million. Interests were purchased at cost plus a financing charge for the time the investments were held by such affiliate.

In December 2025, the Fund participated in a Vista PE Fund’s post-closing syndication process to acquire additional equity interests in a Portfolio Company Investment from such other Vista PE Fund for a purchase price of $8.2 million. Interests were purchased at cost plus a financing charge for the time the investment was held by such affiliate.

For the year ended December 31, 2025, $0.9 million was charged or specifically attributed to or allocated by the General Partner, the Manager or their respective affiliates to provide in-house services to the Fund and /or its investments in Portfolio Companies pursuant to the Fund LPA.

During the year ended December 31, 2025, the Fund made cash advances on behalf of the Feeder for the payment of Feeder expenses. These amounts are intended to be cash reimbursed by the Feeder and are non-interest bearing.

During the year ended December 31, 2025, the Fund sold $10.3 million of Class E Units. Class E Units are available to Vista and certain of its affiliates and employees and the Fund’s employees, officers and directors and are not offered to other investors.

Vista’s Value Creation Team, which includes Vista Consulting Group, an affiliate of the Manager, and Vista operating professionals provide consulting services to the Fund’s Portfolio Company Investments. For the year ended December 31, 2025, the Value Creation Team received $25.3 million for the services, including travel expenses, provided to the Portfolio Company Investments held by the Fund. Such fees did not reduce or offset any management fees or any other fees payable by the Fund. The fees for such services are charged and payment is collected at the Portfolio Company level.

From time to time, Vista Capital Markets, a broker-dealer affiliate of the General Partner, provides certain transaction-related capital markets services to the Fund’s Portfolio Companies, including debt syndication, equity underwriting, debt and equity placement and refinancing services. Such fees do not reduce or offset any management fees or any other fees payable by the Fund. For the year ended December 31, 2025, Vista Capital Markets received $8.6 million for services provided related to capital markets in connection with acquisitions closed where the Fund participated. The fees for such services are charged and payment is collected at the Portfolio Company level.

Certain Business Relationships

Certain of the current directors and officers are directors, officers or employees of the Manager and its affiliates.

The Fund is subject to conflicts of interest arising out of its relationship with Vista, including the General Partner, the Manager and their affiliates. There is no guarantee that the policies and procedures adopted by the Fund, the terms of the Fund LPA, the terms and conditions of the IMA or the policies and procedures adopted by the General Partner, the Manager, Vista and their affiliates, will enable us to identify, adequately address or mitigate these conflicts of interest, or that the General Partner will resolve all conflicts of interest in a manner that is favorable to the Fund. Notwithstanding the foregoing, we believe the Fund’s directors, officers, and the Vista personnel involved in management of the Fund will devote a sufficient amount of time to its business to fulfill their responsibilities to the Fund. Certain transactions between the Fund and Vista or its affiliates are subject to approval by the Independent Directors. Some examples of conflicts of interest that may arise by virtue of the Fund’s relationship with Vista include transactions with other Vista Entities and other affiliates, allocation of investment opportunities, broken deal expenses and affiliated service providers.

See “Item 1A. Risk Factors—Potential Conflicts of Interest” including “—Vista manages multiple entities and investment vehicles that may compete with the Fund for resources, investment opportunities and personnel, creating potential conflicts of interest that may not be resolved in favor of the Fund or Unitholders.”, “—Vista manages several entities with similar investment goals, which may lead to conflicts of interest when allocating investment opportunities, and the Fund may not always receive its proportional allocations.”, “—Investments alongside other Vista Entities may create conflicts of interest in allocation, terms, timing and management decisions that may be potentially disadvantageous for the Fund and the Unitholder.”, “—Vista may make investments that compete with Portfolio Companies without considering the Fund’s interests, potentially resulting in adverse consequences for the Fund and its Portfolio Companies.”,“—Vista may recommend or direct the Fund or Portfolio Companies to engage Vista, its affiliates or related entities for services, potentially creating conflicts of interest due to Vista’s financial or business incentives.”, and “—Vista has discretion to calculate and allocate the costs of in-house services provided to the Fund, and such calculation and allocations may not be exact.”

Statement of Policy Regarding Transactions with Related Persons

The Fund’s Board of Directors recognizes the fact that transactions with related persons may present risks of conflicts or the appearance of conflicts of interest. The Fund’s Board of Directors has adopted a written policy on transactions with related persons (the “Related Person Transaction Policy”). Under the Related Person Transaction Policy, the Independent Directors must review and approve any “related person transaction” (as defined below). A “related person transaction” is defined as any transaction that (a) requires Independent Director approval pursuant to the Fund LPA and the Fund’s governance guidelines, (b) would be required to be disclosed by the Fund under Item 404(a) of Regulation S-K in which the Fund were or is to be a participant, (c) the amount involved exceeds $120,000 and (d) in which any “related person” (as defined as in paragraph (a) of Item 404 of Regulation S-K) had or will have a direct or indirect material interest, other than an employment relationship or transaction involving an executive officer and any related compensation. Subject to limited exceptions, no related person transaction will be executed without the approval or ratification of a committee of the Fund’s Board of Directors composed solely of independent directors who are disinterested or by the disinterested members of the Fund’s Board of Directors. The Fund’s Independent Directors fulfill the obligations under this Related Person Transaction Policy.

In reviewing a related person transaction or proposed related person transaction, the Fund’s Independent Directors shall consider all relevant facts and circumstances, including, without limitation: (a) the relationship of the related person to the Fund, (b) the nature and extent of the related person’s interest in the transaction, (c) the material terms of the transaction, (d) the business purpose of the transaction, (e) the importance and fairness of the transaction for both the Fund and the related person, (f) whether the transaction would likely impair the judgment of a director or executive officer to act in the Fund’s best interest, (g) whether the value and the terms of the transaction are substantially similar as compared to those of similar transactions previously entered into by the Fund with non-related persons, if any, and (h) any other matters that management or the Fund’s Independent Directors deem appropriate.

In addition, the Related Person Transaction Policy provides that the Fund’s Independent Directors, in connection with any approval or ratification of a related person transaction involving a non-employee director or director nominee, considers whether such transaction would compromise the director or director nominee’s status as an “independent” or “non-employee” director, as applicable, under the Fund LPA, the Fund’s governance guidelines and the Fund’s Code of Business Conduct and Ethics.

Promoters and Certain Control Persons

The General Partner or Manager may be deemed a promoter of the Fund. The Fund has entered into the IMA with the Manager and the Fund LPA with the General Partner. The Manager, for its investment management services to the Fund, is entitled to receive the Management Fee, in addition to the reimbursement of certain fund expenses. The General Partner is also entitled to receive the Performance Participation Allocation, as described herein. In addition, under the IMA and Fund LPA, to the extent permitted by applicable law, the Fund will indemnify the Manager and the General Partner and certain of their affiliates. See “Part I. Item 1. Business.”

Director Independence

See “Item 10. Directors and Executive Officers” for information on the Fund’s Independent Directors.

Item 14. Principal Accounting Fees and Services.

The following table summarizes the aggregate fees for professional services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, the “Deloitte Entities”) for the year ended December 31, 2025 and for the period from September 30, 2024 (Date of Formation) to December 31, 2024:

	2025	2024
Audit fees(a)	$704,250	$83,991
Audit-related fees	—	—
Tax Fees(b)	—	—
All other fees	—	—
Total	$704,250	$83,991

(a)
Audit fees consisted of fees for (1) the audits of the Fund’s consolidated financial statements in the Fund’s registration statement on Form 10 and the Fund’s annual report on Form 10-K, (2) reviews of the Fund’s interim condensed consolidated financial statements included in the Fund’s quarterly reports on Form 10-Q and (3) review of the Fund’s regulatory filings.
(b)
Deloitte Entities provide certain tax compliance and reporting services to the Fund. Tax fees are presented in the year which services are rendered.

The fees presented in the table above represent only those services provided to the Fund and exclude any professional services provided by the Deloitte Entities to Vista and its other affiliates.

The Fund’s Audit Committee charter which is available on the Fund’s website at www.pws.vistaequitypartners.com under “Resources - Governance Documents,” requires the Audit Committee to pre-approve all audit and non-audit services to be provided by the Fund’s independent registered public accounting firm in accordance with the charter of the Audit Committee. All services reported in the Audit, Audit-Related, Tax and All Other Fees categories above were approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
The following documents are filed as part of this Annual Report on Form 10-K:
(1)
Financial Statements:

See Item 8 above.

(2)
Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3)
Exhibits:

Exhibit Number	Description

3.1	Certificate of Limited Partnership of VistaOne, L.P. (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form 10 filed with the SEC on June 6, 2025)

3.2

Second Amended and Restated Limited Partnership Agreement of VistaOne, L.P., dated as of August 11, 2025 (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 filed with the SEC on August 13, 2025)

4.1*	Description of registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1

Amended and Restated Investment Management Agreement dated as of August 11, 2025, between VistaOne, L.P. and VEPF Management, L.P (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 filed with the SEC on August 13, 2025)

10.2	Expense Support Agreement (incorporated by reference to Exhibit 10.2 to the registrant's Registration Statement on Form 10 filed with the SEC on June 6, 2025)

10.3*+	Form of Independent Director Restricted Unit Award Agreement

19.1*	VistaOne, L.P. Insider Trading Policy

21.1*	List of Subsidiaries of the Registrant

31.1*	Certification of Co-Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Co-Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

* Filed herewith.

+ Compensatory plan or arrangement in which directors are eligible to participate.

The agreements and other documents filed as exhibits to this Annual Report on Form 10-K are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and unitholders should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VistaOne, L.P.

Date: March 20, 2026	By:	/s/ David A. Breach
David A. Breach, Co-Chief Executive Officer and Director
(Co-Principal Executive Officer)

Date: March 20, 2026	By:	/s/ Monti Saroya
Monti Saroya, Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: March 20, 2026	By:	/s/ Heather Wilkins
Heather Wilkins
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ David A. Breach	Co-Chief Executive Officer and Director (Co-Principal Executive Officer)	March 20, 2026
David A. Breach

/s/ Monti Saroya	Co-Chief Executive Officer (Co-Principal Executive Officer)	March 20, 2026
Monti Saroya

/s/ Heather Wilkins	Principal Financial Officer and Principal Accounting Officer	March 20, 2026
Heather Wilkins

/s/ Rachel Arnold	Director	March 20, 2026
Rachel Arnold

/s/ Justin Hirsch	Director	March 20, 2026
Justin Hirsch

/s/ Dan Parant	Director	March 20, 2026
Dan Parant

/s/ Luis Berruga	Director	March 20, 2026
Luis Berruga

/s/ Curtis Buser	Director	March 20, 2026
Curtis Buser

/s/ José Claxton	Director	March 20, 2026
José Claxton

/s/ Ruth S. Goodstein	Director	March 20, 2026
Ruth S. Goodstein