Form 10-Q
period 2026-03-31
VistaOne, L.P.
filed 2026-05-13
CIK 2044820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 30, 2026, the registrant had the following limited partnership units outstanding: 9,241,068 Class A-B units, 50,411 Class B units, 785,642 Class A-D units, 27,172,129 Class A-I units, 2,641,368 Class I units, 9,415,845 Class A-S units, 2,887,321 Class S units, 400,624 Class E units and 4,110 Class R units. The number of units outstanding excludes March 31, 2026 repurchases since the repurchase window remains open as of the date of this filing.

i

Forward-Looking Statements

This report may contain forward-looking statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “goal,” “intend,” “project,” “seek,” “designed to,” or the negative of these terms or other comparable terminology. These statements are based upon certain assumptions and analyses made by management on the basis of our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict, including general economic, market, competitive and business conditions, changes in laws or regulations, made by governmental authorities or regulatory bodies, and other regional, national or global economic and political developments. We believe these factors include those described under the section entitled “Risk Factors” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”), as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be considered exhaustive and should be read in conjunction with other cautionary statements included in this report and our other SEC filings. Actual events or results may differ materially.

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
•
the term “Manager” refers to VEPF Management, L.P., a Delaware limited partnership, the Fund’s investment manager;
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
•
the term “Units” refers to the Fund’s limited partnership units. There are nine classes of Units that are, were or will be available to investors of the Fund: Class A-B, Class B, Class A-D, Class D, Class A-I, Class I, Class A-S, Class S and Class R (collectively, the “Investor Units”). Additionally, Class E and Class V Units are available to Vista and certain of its affiliates and employees and the Fund’s employees, officers and directors and are not offered to other investors;
•
the term “Unitholders” refers to those individuals and entities who hold Units; and
•
the term “Vista” refers to Vista Equity Partners Management, LLC and its subsidiaries and affiliated entities.

This report does not constitute an offer of VistaOne, L.P.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VistaOne, L.P.

Consolidated Statements of Assets and Liabilities (Unaudited)

(Dollars in Thousands, Except Unit Data)

	March 31, 2026	December 31, 2025
Assets
Investments, at fair value (cost of $1,294,693 and $798,989, respectively)	$1,458,011	$980,481
Cash and cash equivalents	151,310	369,333
Interest receivable	405	1,155
Deferred offering costs	—	374
Deferred financing costs	3,399	—
Due from affiliate	164	123
Total Assets	$1,613,289	$1,351,466
Liabilities
Due to Manager	24,905	19,702
Accrued performance participation allocation	—	27,703
Accrued servicing fees	17,353	17,818
Line of credit	145,000	—
Management fee payable	1,701	1,578
Due to affiliate	50	—
Other accrued expenses and liabilities	45	—
Total Liabilities	$189,054	$66,801

Commitments and Contingencies (Note 7)

General Partner redeemable non-controlling interests in consolidated entities	27,157	—

Net Assets Consist of
Limited partnership units – Class A-B, unlimited units authorized (9,241,068 and 8,305,934 units issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	$271,799	$247,850
Limited partnership units – Class A-D, unlimited units authorized (785,642 and 785,642 units issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	23,091	23,454
Limited partnership units – Class A-I, unlimited units authorized (27,172,129 and 23,756,267 units issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	819,089	725,829
Limited partnership units – Class A-S, unlimited units authorized (9,415,845 and 9,414,854 units issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	270,770	274,952
Limited partnership units – Class E, unlimited units authorized (400,624 and 400,855 units issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	12,328	12,580
Total Net Assets	1,397,077	1,284,665
Total Liabilities, Redeemable Equity and Net Assets	$1,613,288	$1,351,466

See notes to consolidated financial statements.

VistaOne, L.P.

Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands)

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Investment Income
Interest income	$2,720	$—
Total Investment Income	2,720	—
Expenses
Performance participation allocation	—	—
General and administrative expenses	2,121	—
Professional fees	1,321	—
Management fees	2,577	—
Deferred offering costs amortization	374	—
Deferred financing costs amortization	97	—
Directors’ fees and expenses	103	—
Interest expense	45	—
Total Expenses	6,638	—
Net Investment Loss	(3,918)	—
Net Realized and Unrealized Gain (Loss) on Investments
Net realized gain on investments	—	—
Net change in unrealized appreciation (depreciation) on investments	(18,173)	—
Net Realized and Unrealized Gain (Loss)	(18,173)	—
Net Increase / (Decrease) in Net Assets Resulting from Operations	$(22,091)	$—
Net increase/(decrease) in net assets attributable to General Partner redeemable non-controlling interests in consolidated entities	(546)	—
Net Increase / (Decrease) attributable to VistaOne, L.P. unitholders	$(21,545)	$—

See notes to consolidated financial statements.

VistaOne, L.P.

Consolidated Statements of Changes in Net Assets (Unaudited)

(Dollars in Thousands, Except Unit Data)

								GP Redeemable
	Class A-B Units	Class A-D Units	Class A-I Units	Class A-S Units	Class E Units	Class V Units	Total Net Assets	Non-Controlling Interests
Net Assets at December 31, 2025	$247,849	$23,454	$725,829	$274,952	$12,580	$—	$1,284,664	$—
Operations:
Net investment (loss)	(759)	(66)	(2,230)	(788)	(11)	—	(3,854)	(64)
Net realized gain	—	—	—	—	—	—	—	—
Net change in unrealized appreciation (depreciation)	(3,430)	(300)	(10,217)	(3,583)	(161)	—	(17,691)	(482)
Net increase/(decrease) in net assets resulting from operations	(4,189)	(366)	(12,447)	(4,371)	(172)	—	(21,545)	(546)
Servicing fees	(636)	3	—	158	—	—	(475)	—
Capital Transactions:
Contributions for units issued	28,774	—	105,880	30	50	—	134,734	—
Distributions for units repurchased	—	—	(305)	—	—	—	(305)	—
Early repurchase deduction	1	—	2	1	—	—	4	—
Conversion of units between classes	—	—	130	—	(130)	—	—	—
Issuance of redeemable non-controlling interests in consolidated entities	—	—	—	—	—	—	—	27,703
Net increase/(decrease) in net assets from capital transactions	28,775	—	105,707	31	(80)	—	134,433	27,703
Net Assets at March 31, 2026	$271,799	$23,091	$819,089	$270,770	$12,328	$—	$1,397,077	$27,157
Capital Activity
Units outstanding as of December 31, 2025	8,305,934	785,642	23,756,267	9,414,854	400,855	—	42,663,552	—
Units issued	935,134	—	3,421,498	991	3,769	—	4,361,392	—
Units repurchased	—	—	(9,829)	—	—	—	(9,829)	—
Conversion of units between classes	—	—	4,193	—	(4,000)	—	193	—
Units outstanding as of March 31, 2026	9,241,068	785,642	27,172,129	9,415,845	400,624	—	47,015,308	—

See notes to consolidated financial statements.

VistaOne, L.P.

Consolidated Statements of Changes in Net Assets - Continued (Unaudited)

(Dollars in Thousands, Except Unit Data)

GP Redeemable
	Class A-B Units	Class A-D Units	Class A-I Units	Class A-S Units	Class E Units	Class V Units	Total Net Assets	Non-Controlling Interests
Net Assets at December 31, 2024	$—	$—	$—	$—	$—	$100	$100	$—
Operations:
Net investment (loss)	—	—	—	—	—	—	—	—
Net realized gain	—	—	—	—	—	—	—	—
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—
Net increase in net assets resulting from operations	—	—	—	—	—	—	—	—
Servicing fees	—	—	—	—	—	—	—	—
Capital Transactions:
Contributions for units issued	—	—	—	—	—	—	—	—
Distributions for units repurchased	—	—	—	—	—	—	—	—
Early repurchase deduction	—	—	—	—	—	—	—	—
Conversion of units between classes	—	—	—	—	—	—	—	—
Net increase in net assets from capital transactions	—	—	—	—	—	—	—	—
Net Assets at March 31, 2025	$—	$—	$—	$—	$—	$100	$100	$—
Capital Activity
Units outstanding as of December 31, 2024	—	—	—	—	—	4,000	4,000	—
Units issued	—	—	—	—	—	—	—	—
Units repurchased	—	—	—	—	—	—	—	—
Conversion of units between classes	—	—	—	—	—	—	—	—
Units outstanding as of March 31, 2025	—	—	—	—	—	4,000	4,000	—

See notes to consolidated financial statements.

VistaOne, L.P.

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Operating Activities
Net increase/(decrease) in net assets resulting from operations	$(22,091)	$—
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized (appreciation) depreciation on investments	18,173	—
Net realized (gain) loss on investments	—	—
Issuance of Class E Units for Directors’ fees and expenses	25	—
Deferred offering cost amortization	374	—
Deferred financing cost amortization	97	—
Purchases of investments	(495,703)	—
Proceeds from sales of investments	—	—
Capital issued as payment of performance participation allocation	27,703	—
Changes in operating assets and liabilities:
Due to/from affiliate	9	—
Interest receivable	750	—
Due to Manager	5,203	—
Accrued performance participation allocation	(27,703)	—
Management fee payable	123	—
Other accrued expenses and liabilities	45	—
Net cash used in operating activities	(492,995)	—
Financing Activities
Proceeds from issuance of units	134,709	—
Proceeds from line of credit	145,000	—
Issuance costs on line of credit	(3,496)	—
Payment on units repurchased	(305)	—
Receipt of early repurchase deduction	4	—
Payment of servicing fees	(940)	—
Net cash provided by financing activities	274,972	—
Cash and Cash Equivalents
Net increase /(decrease) in cash and cash equivalents	(218,023)	—
Cash and cash equivalents, beginning of period	369,333	100
Cash and cash equivalents, end of period	$151,310	$100
Supplemental Disclosure of Non-Cash Financing Activities
Servicing fees	$(475)	$—

See notes to consolidated financial statements.

VistaOne, L.P.

Condensed Consolidated Schedule of Investments as of March 31, 2026 (Unaudited)

(Dollars in Thousands)

Investment	Asset	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments in Portfolio Companies(a)
Enterprise Software Portfolio Companies(b)
Collaboration
Smartsheet, Inc.	Equity interest held through VEPF Einstein Aggregator, L.P.	Americas	$149,092	10.7%
			149,092	10.7%
Energy(c)
Other investment(s) in Equity		APAC	33,437	2.4%
			33,437	2.4%
Enterprise Resource Planning
Jaggaer, LLC	Equity interest held through Javelin Aggregator, L.P.	Americas	95,531	6.8%
Other investment(s) in Equity		Americas	48,809	3.5%
			144,340	10.3%
Financial Services(c)
Other investment(s) in Equity		Americas	17,284	1.2%
			17,284	1.2%
Government(c)
Other investment(s) in Equity		Americas	11,152	0.8%
			11,152	0.8%
Healthcare(c)
Other investment(s) in Equity		Americas	37,638	2.7%
			37,638	2.7%
Industrials
Acumatica, Inc.	Equity interest held through Axle Aggregator, L.P.	Americas	169,466	12.1%
Other investment(s) in Equity		Americas	29,797	2.1%
Other investment(s) in Equity		Europe	24,518	1.8%
			223,781	16.0%
Insurance(c)
Other investment(s) in Equity		Americas	35,528	2.6%
			35,528	2.6%
IT Operations
Nexthink SA	Equity interest held through Matterhorn Aggregator L.P.	Americas	270,000	19.3%
Picard Holdco, Inc. (dba Cloud Software Group)	Equity interest held through VEPF VIII Hubble Aggregator, L.P.	Americas	212,887	15.2%
Other investment(s) in Equity		Americas	32,820	2.3%
			515,707	36.8%
Legal, Risk & Compliance(c)
Other investment(s) in Equity		Americas	50,133	3.6%
			50,133	3.6%

VistaOne, L.P.

Condensed Consolidated Schedule of Investments as of March 31, 2026 - Continued (Unaudited)

(Dollars in Thousands)

Investment	Asset	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Security(c)
Other investment(s) in Equity		Americas	$46,529	3.3%
			46,529	3.3%
Transportation(c)
Other investment(s) in Equity		Americas	48,390	3.5%
			48,390	3.5%
Sports, Entertainment & Recreation
Playlist Technologies, Inc.	Equity interest held through Saturn Newco Inc.	Americas	145,000	10.4%
			145,000	10.4%
Total Investments in Enterprise Software Portfolio Companies (Cost $1,294,693)(d)			$1,458,011	104.3%

Cash Equivalents
Money Market Fund
JPMorgan 100% U.S. Treasury Securities Money Market Fund, 3.62%(e)		N/A	7,722	0.6%
Total Cash Equivalents (Cost $7,722)			$7,722	0.6%

Total Investments and Cash Equivalents (Cost $1,302,415)(d)			$1,465,733	104.9%

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
(d)
The cost of investments in enterprise software portfolio companies in Americas, APAC and Europe were $1,241,177, $29,016 and $24,500, respectively.
(e)
Annualized 7-day yield as of period end.

See notes to consolidated financial statements.

VistaOne, L.P.

Condensed Consolidated Schedule of Investments as of December 31, 2025

(Dollars in Thousands)

Investment	Asset	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments in Portfolio Companies(a)
Enterprise Software Portfolio Companies(b)
Collaboration
Smartsheet, Inc.	Equity interest held through VEPF Einstein Aggregator, L.P.	Americas	$151,797	11.8%
			151,797	11.8%
Energy(c)
Other investment(s) in Equity		APAC	36,192	2.8%
			36,192	2.8%
Enterprise Resource Planning
Jaggaer, LLC	Equity interest held through Javelin Aggregator, L.P.	Americas	94,564	7.4%
Other investment(s) in Equity		Americas	45,970	3.6%
			140,534	10.9%
Financial Services(c)
Other investment(s) in Equity		Americas	15,000	1.2%
			15,000	1.2%
Government(c)
Other investment(s) in Equity		Americas	10,710	0.8%
			10,710	0.8%
Healthcare(c)
Other investment(s) in Equity		Americas	37,584	2.9%
			37,584	2.9%
Industrials
Acumatica, Inc.	Equity interest held through Axle Aggregator, L.P.	Americas	172,972	13.5%
Other investment(s) in Equity		Americas	29,603	2.3%
Other investment(s) in Equity		Europe	24,500	1.9%
			227,075	17.7%
Insurance(c)
Other investment(s) in Equity		Americas	36,465	2.8%
			36,465	2.8%
IT Operations
Picard Holdco, Inc. (dba Cloud Software Group)	Equity interest held through VEPF VIII Hubble Aggregator, L.P.	Americas	181,874	14.2%
Other investment(s) in Equity		Americas	29,858	2.3%
			211,732	16.5%
Legal, Risk & Compliance(c)
Other investment(s) in Equity		Americas	53,126	4.1%
			53,126	4.1%

VistaOne, L.P.

Condensed Consolidated Schedule of Investments as of December 31, 2025 - Continued

(Dollars in Thousands)

Investment	Asset	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Security(c)
Other investment(s) in Equity		Americas	$46,760	3.6%
			46,760	3.6%
Transportation(c)
Other investment(s) in Equity		Americas	13,506	1.1%
			13,506	1.1%
Total Investments in Enterprise Software Portfolio Companies (Cost $798,989)(d)			$980,481	76.3%

Cash Equivalents
Money Market Fund
JPMorgan 100% U.S. Treasury Securities Money Market Fund, 3.73%(e)		N/A	369,083	28.7%
Total Cash Equivalents (Cost $369,083)			$369,083	28.7%

Total Investments and Cash Equivalents (Cost $1,168,071)(d)			$1,349,564	105.1%

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
(d)
The cost of investments in enterprise software portfolio companies in Americas, APAC and Europe were $747,731, $26,758 and $24,500, respectively.
(e)
Annualized 7-day yield as of period end.

See notes to consolidated financial statements.

VistaOne, L.P.

Notes to Financial Statements (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

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

The Fund conducts, conducted or intends to conduct (as applicable to the class of units) a continuous private offering of its limited partnership units (the “Units”) including the Class A-B Units, Class B Units, Class A-D Units, Class D Units, Class A-I Units, Class I Units, Class A-S Units, Class S Units and Class R Units (collectively, the “Investor Units”) on a monthly basis in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (“1933 Act”) including Section 4(a)(2) thereof and Regulation D and Regulation S thereunder, to investors that are both (a) accredited investors (as defined in Regulation D under the 1933 Act) and (b) qualified purchasers (as defined in the 1940 Act and rules thereunder).

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

(Dollars in Thousands, Except Unit and Per Unit Data)

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

VistaOne, L.P.

Notes to Financial Statements (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

Income Taxes

The Fund is treated as a partnership for U.S. federal income tax purposes and files U.S. federal, state, and local tax returns as prescribed by the tax laws of the jurisdictions it operates in. The Fund is not subject to U.S. federal income tax but may be subject to certain state and local taxes. Any income, expenses, gains and losses are passed through to the unitholders of the Fund, and each unitholder is individually liable for the taxes on their share of the Fund’s taxable income or loss. There were no income taxes incurred by the Fund for the three months ended March 31, 2026 or during the year ended December 31, 2025.

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

Organizational and Offering Expenses

Organizational and offering costs were borne by the Fund on April 1, 2025, at the time it began investment operations. In accordance with ASC 946, offering costs are capitalized as a deferred expense and included on the Consolidated Statements of Assets and Liabilities and amortized over the first twelve-month period of operations. Organizational expenses are recognized as incurred. Organizational expenses are reported in Organizational Expenses on the Consolidated Statements of Operations and offering expenses are reported as Deferred Offering Costs in the Consolidated Statements of Assets and Liabilities and Deferred Offering Costs Amortization on the Consolidated Statements of Operations.

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

Segment Reporting

The Fund operates as a single reportable segment as the Fund has a single investment strategy as disclosed in its Form 10 registration statement. The Co-Chief Executive Officers act as the Fund’s Chief Operating Decision Maker (collectively, the “CODM”) and are responsible for assessing performance and making decisions about resource allocation with respect to the Fund. The CODM assesses performance primarily based on the Fund’s Net Increase in Net Assets resulting from Operations. As the Fund’s operations comprise a single reportable segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as Total Assets and the significant segment expenses are presented on the accompanying Consolidated Statements of Operations.

Other

Expenses directly related to the Fund or its classes are charged to the Fund or the applicable class. Expenses directly related to the Fund and other shared expenses prorated to the Fund are allocated to each class or interest based on its relative net assets or other appropriate methods. Other operating expenses shared by several funds, including other funds managed by the Manager, are prorated among those funds on the basis of relative net assets or other appropriate methods.

VistaOne, L.P.

Notes to Financial Statements (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

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

VistaOne, L.P.

Notes to Financial Statements (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

The level of a value determined for an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement in its entirety. The General Partner’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment. The categorization of a value determined for financial instruments is based on the pricing transparency of the financial instruments and is not necessarily an indication of the risks associated with investing in that asset or liability.

Fair Value Measurements

The following tables summarize the Fund’s investments categorized in the fair value hierarchy:

	March 31, 2026
Investments	Level 1	Level 2	Level 3	Total
Portfolio Companies	$—	$—	$1,458,011	$1,458,011
Money Market Fund	7,722	—	—	7,722
Total	$7,722	$—	$1,458,011	$1,465,734

	December 31, 2025
Investments	Level 1	Level 2	Level 3	Total
Portfolio Companies	$—	$—	$980,481	$980,481
Money Market Fund	369,083	—	—	369,083
Total	$369,083	$—	$980,481	$1,349,563

The following table summarizes the valuation techniques and significant inputs used to determine the valuation of investments categorized in Level 3 of the fair value hierarchy as of March 31, 2026.

Investments	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average	Impact to Valuation from an Increase in Input (a)
Portfolio Companies	$996,529	Discounted Cash Flow Method	Revenue Growth Rate	(6.4)% - 51.0%	12.1%	Increase
			EBITDA Margin	(22.8)% - 74.2%	43.9%	Increase
			Weighted Average Cost of Capital	11.5% - 33.2%	19.2%	Decrease
			Terminal Revenue Multiple	6.8x - 9.8x	7.4x	Increase
			Terminal EBITDA Multiple	10.0x - 23.0x	16.6x	Increase

		Market Approach	Revenue Multiple	4.0x - 12.5x	8.1x	Increase
			EBITDA Multiple	9.5x - 30.0x	17.9x	Increase

	461,483	Transaction Price	N/A

(a)
Represents the directional change in the fair value of the Level 3 investment(s) that would have resulted from an increase in the corresponding input at period end. A decrease in the unobservable input would have had the opposite effect. Significant increases and decreases in these inputs in isolation could result in significantly higher or lower fair value measurements.

VistaOne, L.P.

Notes to Financial Statements (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

The following table summarizes the valuation techniques and significant inputs used to determine the valuation of investments categorized in Level 3 of the fair value hierarchy as of December 31, 2025.

Investments	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average	Impact to Valuation from an Increase in Input (a)
Portfolio Companies	$928,186	Discounted Cash Flow Method	Revenue Growth Rate	(3.0)% - 38.9%	13.0%	Increase
			EBITDA Margin	(0.2)% - 72.8%	42.6%	Increase
			Weighted Average Cost of Capital	11.8% - 32.9%	18.9%	Decrease
			Terminal Revenue Multiple	7.5x - 10.0x	8.0x	Increase
			Terminal EBITDA Multiple	10.0x - 23.0x	18.1x	Increase

		Market Approach	Revenue Multiple	5.0x - 13.0x	8.6x	Increase
			EBITDA Multiple	9.8x - 31.5x	19.6x	Increase

	52,294	Transaction Price	N/A

(a)
Represents the directional change in the fair value of the Level 3 investment(s) that would have resulted from an increase in the corresponding input at period end. A decrease in the unobservable input would have had the opposite effect. Significant increases and decreases in these inputs in isolation could result in significantly higher or lower fair value measurements.

The following table provides a reconciliation of the Fund’s Level 3 investments for which significant unobservable inputs were used in determining fair value for the three months ended March 31, 2026. The Fund held no Level 3 investments for the three months ended March 31, 2025.

For the three months ended March 31, 2026:
Investments in Portfolio Companies
Balance, beginning of period	$980,481
Purchases	495,703
Sales	—
Net realized gain	—
Net change in unrealized appreciation (depreciation)(a)	(18,173)
Balance, end of period	$1,458,011
Net change in unrealized appreciation (depreciation) on investments still held at reporting date	(18,173)

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

VistaOne, L.P.

Notes to Financial Statements (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

Performance Participation Allocation

The General Partner or an affiliate thereof, is allocated and paid as a distribution an incentive allocation (the “Performance Participation Allocation”) equal to 15% of the total return, subject to a 5% annual hurdle amount and a high-water mark with a 100% catch-up. The Performance Participation Allocation is calculated based on the Fund’s Transactional NAV attributable to an investor’s Units. Such allocation is measured on a calendar year basis, paid annually and accrued monthly (subject to pro-rating for partial periods), payable either in cash, Units of the Fund and/or shares, units or interests of any vehicles used to aggregate the holdings of the Fund (the “Lower Funds”). The Recipient is not obligated to return any portion of the Performance Participation Allocation paid due to the subsequent performance of the Fund. Class E and Class V Units (the “Vista Units”) do not pay a Performance Participation Allocation.

For the three months ended March 31, 2026 and March 31, 2025, the Fund did not recognize any Performance Participation Allocation in the Consolidated Statements of Operations. As of March 31, 2026, the Fund did not accrue any Performance Participation Allocation. As of December 31, 2025, the Fund accrued Performance Participation Allocation of $27,703 in the Consolidated Statements of Assets and Liabilities.

On January 1, 2026, the accrued Performance Participation Allocation liability of $27,703 as of December 31, 2025 was satisfied by the Fund through the issuance of interests in two Lower Funds to the General Partner. Lower Funds are vehicles consolidated within the Fund’s consolidated financial statements, through which the Fund holds Portfolio Company Investments and cash and cash equivalents. In accordance with the Fund LPA, the General Partner elected to receive interests in Lower Funds, which provides the General Partner with a pro-rata ownership stake in the underlying Portfolio Company Investments and cash and cash equivalents held by the Lower Funds.

The interests owned by the General Partner are reported as General Partner redeemable non-controlling interests in consolidated entities on the Consolidated Statements of Assets and Liabilities. The interests owned by the General Partner are not subject to the repurchase program or the early repurchase deduction and may be redeemed at the General Partner’s request in cash or converted into Vista Units. The Fund accounts for redeemable equity in accordance with ASC Topic 480-10-S99, Distinguishing Liabilities from Equity (“ASC 480”), which states redemption provisions not solely within the control of the Fund require non-controlling interests subject to redemption to be classified outside of permanent equity. The redeemable non-controlling interests in consolidated entities are initially recorded at their original issuance price and are subsequently allocated their proportionate share of the underlying profits or losses. The Fund adjusts the redeemable equity to its full redemption value, which equals the fair value of the interests, on a monthly basis. The General Partner held no Units in the Fund as of March 31, 2026 and held no Units or interest in the Fund as of December 31, 2025.

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

With respect to Class A-B, Class A-D, Class A-I, and Class A-S Units (collectively the “Anchor Units”), the Management Fee is waived for the first six months beginning on April 1, 2025, the date of the Fund’s commencement of investment operations, and equals 0.75% per annum of the month-end Transactional NAV attributable to the Anchor Units for a period of 30-months thereafter.

VistaOne, L.P.

Notes to Financial Statements (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

For the three months ended March 31, 2026 and March 31, 2025, the Manager earned $2,577 and $0 in gross Management Fees, respectively. As of March 31, 2026 and December 31, 2025, the Fund owed the Manager $1,701 and $1,578, respectively.

Vista Units and the General Partner redeemable non-controlling interests in consolidated entities do not pay a Management Fee. The Manager may elect to receive the Management Fee in cash, Units of the Fund and/or shares, units or interests of any Lower Funds.

Expense Support Agreement

The Manager has agreed to advance all or a portion of organizational and offering expenses and all or a portion of the operating expenses borne by the Fund (collectively, “Expense Support”) pursuant to an expense support agreement executed as of December 30, 2024 between the Fund and the Manager (the “Expense Support Agreement”) through one year beginning on April 1, 2025, the date of the initial acceptance by the Fund of a subscription for Units by unaffiliated investors. The Fund currently expects to reimburse the Manager for all such advanced expenses ratably over the 60-month reimbursement period beginning no earlier than October 1, 2026, or such later time as determined by the Manager. As of March 31, 2026, the Manager and its affiliates have incurred organizational, offering and operating fund expenses on the Fund’s behalf in the amount of $23,222, of which $7,784 relates to organizational expenses and $1,410 relates to offering costs that are capitalized as a deferred expense and amortized over 12 months. $14,028 of the amount of such expenses due to the Manager relates to operating expenses borne by the Fund, of which $3,519 was incurred during the three months ended March 31, 2026.

Due to Manager

Due to Manager is comprised of amounts advanced by the Manager pursuant to the Expense Support Agreement and other amounts paid by the Manager on behalf of the Fund.

Feeder

The Feeder is established for certain investors with particular tax characteristics, such as certain U.S. tax-exempt investors and certain non-U.S. investors. The Feeder invests all of its investable assets in a non-U.S. entity treated as a corporation for U.S. federal income tax purposes which, in turn, invests in Class A-I Units (and once applicable, Class I Units) of the Fund and, with respect to any investments in Class R Units, Class R Units of the Fund. Investors in the Feeder will indirectly bear a portion of the Management Fee and Performance Participation Allocation paid by the Fund without duplication of expenses at the Feeder and incur certain expenses, such as professional and servicing fees, that are attributable directly to the Feeder or its unit classes.

Due to/from Affiliates

Due to/from affiliates is comprised of cash advances made by the Fund on behalf of the Feeder for the payment of Feeder expenses. These amounts are intended to be cash reimbursed by the Feeder and are non-interest bearing.

Investments

During the three months ended March 31, 2026, the Fund acquired investments in twelve Portfolio Companies from Vista and its affiliates at cost or cost plus a financing charge, totaling $46,061, of which $2,029 relates to financing charges that are capitalized into the cost of the investment as required by ASC 946.

Other Transactions

General and Administrative Expenses on the Consolidated Statements of Operations includes costs of $146 that are charged or specifically attributed to or allocated by the General Partner, the Manager or their respective affiliates to provide in-house services to the Fund and /or its investments in Portfolio Companies pursuant to the Fund LPA.

VistaOne, L.P.

Notes to Financial Statements (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

5. Net Assets

As of March 31, 2026, the Fund offers, offered or intends to offer nine classes of Units to third party investors of the Fund: Class A-B Units, Class B Units, Class A-D Units, Class D Units, Class A-I Units, Class I Units, Class A-S Units, Class S Units and Class R Units. Additionally, the Fund offers Class E Units to Vista affiliates, officers, directors, employees and certain strategic partners, in Vista’s sole discretion. The key differences between each such Unit class relate to the ongoing servicing fees, upfront subscription fees, distribution channels, Management Fees and Performance Participation Allocation.

The Fund, at the discretion of the General Partner, has the authority to issue an unlimited number of Units of each Unit class. As of March 31, 2026, no Class B Units, Class D Units, Class I Units, Class R Units or Class S Units had been issued since inception and were first offered beginning April 1, 2026 upon the termination of the offering period of the Anchor Units.

The purchase price per Unit of each class is equal to the Transactional NAV per Unit for such class as of the last calendar day of the immediately preceding month. The Transactional NAV per Unit for each class is determined by dividing the total assets of the Fund attributable to such class, less the value of any liabilities of such class, adjusted for Expense Support advanced by the Manager, accrued servicing fees and certain deferred tax liabilities, as applicable, by the total number of outstanding Units of such class. Units to third party investors were first issued on April 1, 2025, and the Transactional NAV was first determined as of April 30, 2025. Prior to April 30, 2025, the initial subscription price for Units was $25.00 per Unit plus applicable subscription fees.

Unit issuances related to monthly subscriptions are effective as of the first calendar day of each month. Units are issued at a price per Unit equivalent to the Fund’s most recent Transactional NAV per Unit for each class, which is the Fund’s prior month-end Transactional NAV per Unit. The Consolidated Statements of Changes in Net Assets provides a summary of the Units issued through March 31, 2026 and March 31, 2025.

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

During the three months ended March 31, 2026, the Fund repurchased 9,829 Units of Class A-I Units, including through the Feeder’s investment in the Fund, pursuant to its repurchase program, at an average price per Unit of $31.02. The Fund did not repurchase any Units under its unit repurchase program during the three months ended March 31, 2025.

Class V Units are not subject to the repurchase program and are subject to a separate repurchase arrangement. Repurchases of any units or shares used to satisfy the Management Fee, Performance Participation Allocation or Expense Support reimbursement are not subject to the repurchase program or the early repurchase deduction and may be redeemed at the General Partner’s request.

6. Line of Credit

On March 31, 2026, VistaOne DE SPV, L.P., a Delaware limited partnership which is a subsidiary of the Fund (the “Borrower”), entered into a revolving credit agreement (the “Credit Agreement”) pursuant to which the Lenders (as defined below) agreed to provide loans with aggregate initial commitments of up to $181,250 consisting of (i) Tranche A commitments in an aggregate principal amount of $145,000 and (ii) Tranche B commitments in an aggregate principal amount of $36,250. The Tranche A commitments are committed, while the Tranche B commitments are uncommitted and loans thereunder may be made by the Lenders in their sole and absolute discretion, in each case, subject to customary conditions.

VistaOne, L.P.

Notes to Financial Statements (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

The maximum aggregate Tranche A commitments under the Credit Agreement are $200,000 and the maximum aggregate Tranche B commitments are $50,000 and may be increased by up to an additional $250,000 in the aggregate, subject to certain conditions. The aggregate commitments under the Credit Agreement are subject to reallocation with a parallel credit facility entered into concurrently by an affiliate borrower that co-invests alongside the Fund in substantially similar portfolio investments, subject to consent of the borrowers under both facilities and the applicable administrative agents, as well as certain other conditions being met. The Credit Agreement and the parallel credit facility are independent, non-recourse obligations of their respective borrowers. A default or event of default under the parallel credit facility does not constitute or give rise to a default or event of default under the Credit Agreement, and the collateral pledged to secure the Credit Agreement does not cross-collateralize the obligations under the parallel credit facility.

The Borrower may not incur new Tranche A or Tranche B loans in excess of the applicable loan to value ratio (which may be between 10% and 15%) and must maintain a loan to value ratio of not more than 20% (or 25% under certain circumstances), where “value” equals the sum of the net asset values of eligible investments (as defined in the Credit Agreement), adjusted for certain concentration limits and including certain other items specified therein. The Borrower is also required to maintain a liquidity sleeve ratio, calculated as the ratio of the net asset value of certain qualifying liquid assets held indirectly by the Fund to the Fund’s total assets under management, below a specified threshold. If the liquidity sleeve ratio exceeds such threshold, the Borrower is required to apply available cash in its collateral accounts to repay outstanding borrowings until the ratio is brought back into compliance.

The parties to the Agreement include the Borrower, with VistaOne DE SPV GP, LLC, a Delaware limited liability company as general partner of the Borrower, Goldman Sachs Bank USA, as administrative agent and calculation agent (in such capacity, the “Administrative Agent”) and as a lender (together with certain other lenders from time to time party thereto (collectively, the “Lenders”)) and The Bank of New York Mellon, as collateral agent (the “Collateral Agent”). The Credit Agreement matures on March 31, 2029, subject to two one-year extension options requiring the consent of the Administrative Agent and the Lenders and the satisfaction of certain customary conditions.

Borrowings under the Credit Agreement bear interest at a rate equal to the (i) three-month term Secured Overnight Financing Rate (“SOFR”) plus a spread from 3.00% to 3.30% per annum based on the number of unique eligible investments held indirectly by the Borrower (the “Applicable Margin”), or (ii) Base Rate (as defined in the Credit Agreement) plus the Applicable Margin reduced by 1.00%. The Borrower is required to pay a commitment fee on the average daily unused amount of the Tranche A commitments at a rate of 0.65% per annum, payable quarterly in arrears.

The Borrower may use the proceeds of loans for any purpose permitted by the Constituent Documents (as defined in the Credit Agreement) of the Fund and the Borrower, including to (i) fund the equity portion of the purchase price of Portfolio Investments (as defined in the Agreement), (ii) fund Distributions (as defined in the Credit Agreement), and (iii) pay fees, costs and expenses incurred in connection with any of the foregoing or the transactions contemplated by the Credit Agreement.

The Borrower’s obligations under the Credit Agreement are secured by, among other assets of the Borrower, the Borrower’s cash, deposit and securities accounts, economic and beneficial interest in, and right to receive Distributions (as defined in the Credit Agreement) in respect of the Portfolio Investments, and Proceeds (as defined in the Credit Agreement) of the foregoing. The Collateral Agent holds such security interests for the benefit of the Lenders and other secured parties. The Fund has also provided a limited guaranty covering certain specified obligations of the Borrower, including those arising from fraud, willful misconduct, misappropriation, voluntary bankruptcy and certain other specified events as set forth in the Credit Agreement.

The Credit Agreement contains customary representations and warranties, events of default, cash sweep events, and affirmative and negative covenants. Under the Credit Agreement, the Borrower will bear customary expenses for a credit facility of this size and type, including closing fees, arrangement fees, administration fees, and unused fees.

As of March 31, 2026, the Fund incurred $3,496 of costs associated with entry into the Credit Agreement. These costs have been capitalized over the initial term of the Credit Agreement within Deferred Financing Costs on the Consolidated Statements of Assets and Liabilities. As of March 31, 2026, total remaining unamortized deferred financing costs for the Credit Agreement were $3,399.

As of March 31, 2026, the Fund had $145,000 outstanding under the Credit Agreement. As of March 31, 2026, the effective interest rate on borrowings outstanding was 6.8%. During the three months ended March 31, 2026, the Fund incurred interest expense of $28.

VistaOne, L.P.

Notes to Financial Statements (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

7. Commitments and Contingencies

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

Contingencies

From time to time, the Fund may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with Portfolio Companies the Fund has an interest in. The Fund may also be subject to regulatory proceedings. As of March 31, 2026, the Fund is not subject to any material legal proceedings.

Indemnifications

In the normal course of business, the Fund may enter into contracts that contain general indemnification clauses. The Fund’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Fund, which cannot be predicted with any certainty.

8. Financial Highlights

The following financial highlights relate to investment performance and operations for each class of Unit outstanding for the three months ended March 31, 2026. Financial highlights for the period from January 1, 2025 to March 31, 2025 have not been presented as the Fund had not commenced operations during the period.

VistaOne, L.P.

Notes to Financial Statements (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

Per Unit Data	Class A-B	Class A-D	Class A-I	Class A-S	Class E
Net asset value per unit, beginning of period	$29.84	$29.85	$30.55	$29.20	$31.38
Contributions for Units issued	0.93	—	0.39	1.08	1.14
Distributions for Units redeemed	—	—	(0.01)	—	—
Early repurchase deduction	—	—	—	—	—
Conversion of Units between classes	—	—	—	—	(0.32)
Net investment loss(a)	(0.85)	(0.02)	(0.34)	(1.10)	(1.03)
Net change in unrealized appreciation (depreciation) on investments(a)	(0.38)	(0.38)	(0.39)	(0.38)	(0.40)
Management fees	(0.06)	(0.06)	(0.06)	(0.06)	—
Accrued servicing fees	(0.07)	—	—	0.02	—
Performance participation allocation	—	—	—	—	—
Net increase/(decrease) in net assets	(0.43)	(0.46)	(0.41)	(0.44)	(0.61)
Net Asset Value per Unit, end of period	$29.41	$29.39	$30.14	$28.76	$30.77

Units outstanding, end of period	9,241,068	785,642	27,172,129	9,415,845	400,624

Total return, at net asset value(b)(c)	(1.44)%	(1.54)%	(1.34)%	(1.51)%	(1.94)%

Ratios to weighted-average net assets(b):

Management fees	(0.19)%	(0.19)%	(0.19)%	(0.20)%	N/A
Management fees after fees waived	(0.19)%	(0.19)%	(0.19)%	(0.20)%	N/A
Performance participation allocation	0.00%	0.00%	0.00%	0.00%	N/A
Total expenses(d)	(0.49)%	(0.49)%	(0.48)%	(0.49)%	(0.29)%
Total expenses after fees waived(d)	(0.49)%	(0.49)%	(0.48)%	(0.49)%	(0.29)%
Net investment loss	(0.29)%	(0.28)%	(0.28)%	(0.29)%	(0.09)%

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

9. Subsequent Events

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

Overview

VistaOne, L.P. (the “Fund”) was formed on September 30, 2024, as a Delaware limited partnership exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended (“1940 Act”). The Fund commenced investment operations on April 1, 2025.

The Fund is structured as a perpetual-life vehicle, with monthly, fully funded subscriptions and a quarterly repurchase program. Vista Equity Partners Management, LLC (“Vista”) established the Fund to provide eligible individual investors with access to Vista’s private equity platform. The Fund is designed to invest across all of Vista’s private equity strategies, which are focused on sourcing, acquiring and operating software companies across the spectrum of the “Small Cap”, “Mid Cap” and “Large Cap” opportunity set. As of March 31, 2026, Vista has a controlling interest in a majority of the Portfolio Companies the Fund invests in, but the Fund does not have a controlling interest in any Portfolio Company.

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

The Fund conducts, conducted or intends to conduct (as applicable to the class of units) a continuous private offering of its Class A-B, Class B, Class A-D, Class D, Class A-I, Class I, Class A-S, Class S and Class R limited partnership units (the “Units”) (as applicable) on a monthly basis in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (“1933 Act”), including Section 4(a)(2) thereof and Regulation D and Regulation S thereunder, to investors that are both (a) accredited investors (as defined in Regulation D of the 1933 Act) and (b) qualified purchasers (as defined in the 1940 Act and rules thereunder).

Business Environment and Outlook

Changes in macroeconomic conditions and regulatory policies can materially affect the values of the Fund’s Portfolio Company Investments, the Manager’s ability to source attractive Portfolio Company Investments and the Manager’s ability to deploy Fund capital. Notwithstanding these conditions, management believes the Fund’s strategy and Vista’s operational focus on enterprise software companies may enable differentiation from public markets and drive greater growth potential relative to other less operationally-focused managers.

During the three months ended March 31, 2026, inflation remained elevated as the U.S. Consumer Price Index (“CPI”) increased from 2.4% year-over-year in February 2026 to 3.3% in March 2026, driven primarily by a 21.2% increase in gasoline prices following the Middle Eastern conflict. The Federal Reserve held the federal funds rate steady at 3.50% to 3.75% at meetings in January, March, and April 2026, while the labor market experienced job gains in March 2026.

Market sentiment during the quarter was influenced by broader macro uncertainties, including the Middle Eastern conflict, ongoing challenging sentiment in the public software sector and uncertainty related to the impact of advances in generative and agentic artificial intelligence (“AI”), as well as impact from private credit concerns. Amid the economic backdrop, U.S. equity markets reversed prior quarters’ positive sentiment, with the S&P 500 delivering a (4.3)% total return, while the S&P Software & Services Index declined 23.9% for the quarter. Credit markets, particularly the private credit market, volatility during the quarter reflected broad concerns pertaining to software, dispersion across subsectors and business quality. Despite this volatility, capital availability remains accessible for companies with strong fundamentals.

Current volatility in public software markets is reflective of a period of transition for the sector as enterprises adopt AI. Management views this dislocation as being driven by sentiment and uncertainty and that changes in the underlying operating fundamentals of the sector are evolving. Investors have not yet seen the key performance metrics necessary to quantify the benefits of agentic AI. Management believes incumbent enterprise software providers are uniquely positioned to capture the value of agentic AI, given their ability to contextualize data and workflows, their ability to deliver deterministic outcomes and the current scale of these incumbents within an enterprise. In the latter half of the quarter, and subsequent to quarter end, software stocks experienced a recovery following a stronger earnings season and AI innovation. With more than 95% of software companies remaining private, public market movements may be an imperfect proxy for the broader enterprise software ecosystem.

Public market valuations of comparable software companies represent an important input into the Fund’s valuation methodologies. Material and sustained compressions in public software company trading multiples for comparable software companies or changes in transaction multiples observed in private market activity could result in adjustments to Portfolio Company Investments fair values. Management continues to actively monitor public and private market developments, assess the defensibility and growth prospects of portfolio companies in light of evolving AI and competitive dynamics, and engage with portfolio companies on strategic positioning, AI transformation and value creation initiatives.

However, sustained volatility, regulatory policies and general market events, including those that affect enterprise software or AI, could impact the Fund and its operating results.

Recent Developments

As of March 31, 2026, the Fund has issued Units for total subscriptions of $1,298 million since inception, of which $134.8 million was issued during the three months ended March 31, 2026. Subsequent to March 31, 2026, the Fund issued Units for an additional $170.3 million in connection with the closing as of April 1, 2026.

As of March 31, 2026, the Fund’s portfolio consists of 21 Portfolio Company Investments, with an aggregate fair value of $1,458 million.

On March 31, 2026, a subsidiary of the Fund, entered into a revolving credit agreement with Goldman Sachs Bank USA to provide aggregate initial commitments of up to $181.25 million, consisting of (i) Tranche A commitments in an aggregate principal amount of $145 million and (ii) Tranche B commitments in an aggregate principal amount of $36.25 million. The maximum aggregate Tranche A and Tranche B commitments under the Agreement are $250 million and may be increased by up to an additional $250 million in aggregate, subject to certain conditions. See Note 6. Line of Credit to the consolidated financial statements included in Part I. Item 1. Financial Statements in this report for additional information. In April 2026, the Fund paid down $75 million of the outstanding $145 million principal as of March 31, 2026, plus interest.

Effective March 31, 2026, the offering period for Class A-B Units, Class A-D Units, Class A-I Units and Class A-S Units (collectively the “Anchor Units”) concluded. Class B Units, Class D Units, Class I Units, Class R Units and Class S Units are offered beginning April 1, 2026.

During April 2026, the Fund acquired interests in two Portfolio Company Investments, ESO Solutions, Inc. and Pipedrive Inc., from Vista and its affiliates at cost or cost plus a financing charge, totaling $43.0 million.

Performance Summary

Since inception in April 2025, the Fund has delivered positive performance across all classes of Units outstanding:

	March 31, 2026(a)
Unit Class	Quarter to Date Total Return	Inception to Date Total Return
Class A-B	(1.37)%	21.93%
Class A-D	(1.30)%	22.24%
Class A-I	(1.25)%	22.54%
Class A-S	(1.44)%	21.51%
Class E	(1.61)%	27.97%

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

Investment Portfolio

As of March 31, 2026, the Fund’s top 10 Portfolio Company Investments, based on fair value and listed in alphabetical order, were:

Portfolio Company Investments in Enterprise Software Solutions	Market Cap	End Market(1)	Description
Acumatica, Inc.	Large	Industrials	Cloud-native enterprise resource planning software for small and mid-market businesses in complex verticals.

Avalara, Inc	Large	Legal, Risk & Compliance	SaaS software solution for indirect tax compliance to streamline registration, calculations and returns.

Cloud Software Group	Large	IT Operations	Mission-critical enterprise software solutions across data, automation, insight and collaboration.

Jaggaer, LLC	Large	Enterprise Resource Planning	Enterprise procurement and supplier collaboration software.

KnowBe4, Inc.	Large	Security	Enterprise cybersecurity training and solutions software that address the human element of security.

Nexthink SA	Large	IT Operations	AI-powered digital employee experience software platform.

Playlist Technologies, Inc.	Large	Sports, Entertainment & Recreation	Technology platform for the fitness, beauty and wellness services industries.

Portside, Inc.	Small	Transportation	Modern software solutions for the business aviation industry.

Redwood Software	Large	Enterprise Resource Planning	Leading enterprise automation software platform for mission-critical business and IT processes.

Smartsheet, Inc.	Large	Collaboration	Cloud-based collaborative work management software platform for modern businesses.

(1)
End market sector exposure provided reflects the ultimate end market or service the Fund’s Portfolio Company Investments in enterprise software companies serve.

The charts below present the classification of the Fund’s composition of Portfolio Company Investments by size, geography and end market exposure based on the fair value of the Portfolio Company Investments as of March 31, 2026:

Portfolio Construction By Size

7%
8%
85%
Large-cap
Mid-cap
Small-cap

Geography

2%
2%
96%
North America
Europe
APAC

End Market Exposure
35%
15%
10%
10%
10%
4%
3%
3%
3%
3%
2%
1%
1%
IT Operations
Industrials
Collaboration
Enterprise Resource Planning
Sports, Entertainment & Recreation
Legal, Risk & Compliance
Insurance
Security
Transportation
Healthcare
Energy
Government
Financial Services

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

For the three months ended March 31, 2026, the Fund did not dispose of any investments and did not recognize any realized gain or loss. The Fund recorded a net change in unrealized depreciation on investments for the three months ended March 31, 2026 of $18.2 million. A portion of the net change in unrealized depreciation on investments is attributable to investments acquired throughout the three months ended March 31, 2026 at cost or at cost plus a financing fee from Vista or its affiliates and subsequently fair valued as of period end. Excluding these transactions, the net change in unrealized depreciation on investments would be higher and may not be indicative of future performance.

Vista and its affiliates initially acquired the Portfolio Companies up to 30 months prior to the Fund’s acquisition and did not recognize a gain on sale of investments for these transactions beyond any financing fee received.

For the three months ended March 31, 2026, the Fund generated $2.7 million of interest income from its investments in money market funds.

Expenses

For the three months ended March 31, 2026, the Fund incurred $6.6 million in gross expenses, comprised primarily of $2.1 million of general and administrative expenses and $1.3 million of professional fees. Management Fees for the three months ended March 31, 2026 were $2.6 million. For definitions and a discussion of the Management Fee, see Note 4. Related Party Transactions to the consolidated financial statements included in Part I. Item 1. Financial Statements in this report.

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

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2026, the net decrease in net assets resulting from operations was $22.1 million, resulting from an unrealized depreciation on investments of $18.2 million and a net investment loss of $3.9 million. The net decrease in net assets resulting from operations is composed of $21.5 million attributable to Fund unitholders and $0.6 million attributable to General Partner redeemable non-controlling interests in consolidated entities. Effective January 1, 2026, the General Partner satisfied the Performance Participation Allocation accrual as of December 31, 2025 by electing to receive redeemable non-controlling interests in Lower Funds that are consolidated into the Fund. The General Partner’s redeemable non-controlling interests in consolidated entities are initially recorded at their original issuance price and are subsequently allocated their proportionate share of the underlying profits or losses. The interests owned by the General Partner may be redeemed at the General Partner’s request. It is currently the intent of the General Partner to retain such interests until a significant realization event occurs at the Fund, though the General Partner retains the right to redeem all or a portion of its interests at its discretion.

Financial Condition, Liquidity and Capital Resources

The Fund generates cash primarily from the net proceeds of its continuous offering of Units, cash flows from operations and proceeds from net borrowings on its credit facility. The Fund believes that cash provided by such means will be sufficient to satisfy its anticipated cash requirements for the next twelve months and foreseeable future. The primary use of the Fund’s cash and cash equivalents are for acquiring Portfolio Company Investments, funding the cost of its operations, including the Management Fee and

Performance Participation Allocation, to the extent paid in cash, periodic repurchases under the Fund’s repurchase program and cash distributions (if any) to unitholders, to the extent declared by the General Partner.

As of March 31, 2026, the Fund had $151.3 million in cash and cash equivalents, which includes $7.7 million of investment in money market fund.

As of March 31, 2026, debt financing available to the Fund consisted of a revolving credit facility. The Fund had $145 million in aggregate principal of debt outstanding as of March 31, 2026. As of March 31, 2026, the Fund was in compliance with all financial covenants under the credit facility. The Fund may continue, from time to time, to increase the size of the existing credit facility, enter into additional credit facilities or issue other forms of debt. Any such incurrence or issuance would be subject to prevailing market conditions, the Fund’s liquidity requirements, contractual restrictions and other factors.

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

During the three months ended March 31, 2026, the Fund repurchased 9,829 Units of Class A-I Units, including through the Feeder’s investment in the Fund, pursuant to its repurchase program, at an average price per Unit of $31.02.

Contractual Obligations and Commitments

For contractual obligations and commitments extending beyond March 31, 2026, see Note 7. Commitments and Contingencies to the consolidated financial statements included in Part I. Item 1. Financial Statements in this report.

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

The following table provides details of the major components of the Fund’s Transactional NAV as of March 31, 2026(1):

Components of Transactional NAV
Investments at fair value (cost of $1,294,693)	$1,458,011
Cash and cash equivalents	151,310
Other assets	3,968
Other liabilities(2)	(146,778)
Accrued performance participation allocation	—
Accrued servicing fees(3)	(626)
Management fee payable	(1,701)
General Partner redeemable non-controlling interests in consolidated entities(4)	(27,227)
Unitholder Transactional NAV	$1,436,957
Number of Units outstanding	47,015,308

(1)
Dollars in thousands, except Unit data.
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
(4)
Unitholder Transactional NAV excludes General Partner redeemable non-controlling interests in consolidated lower funds for which no Units are issued or outstanding at the Fund.

The following table provides details of Unitholder Transactional NAV and the Transactional NAV per Unit by class as of March 31, 2026:

	Class A-B Units	Class A-D Units	Class A-I Units	Class A-S Units	Class E Units	Total
Transactional NAV of outstanding Units	$281,687	$24,010	$832,407	$286,036	$12,817	$1,436,957
Number of outstanding Units	9,241,068	785,642	27,172,129	9,415,845	400,624	47,015,308
Transactional NAV per Unit	$30.48	$30.56	$30.63	$30.38	$31.99

(1)
Dollars in thousands, except Unit data.

Reconciliation of GAAP NAV to Transactional NAV

The following table reconciles the Fund’s Unitholder GAAP NAV to Unitholder Transactional NAV as of March 31, 2026(1):

Unitholder GAAP NAV	$1,397,077
Adjustments:
Organizational, offering and other fund expenses(2)	23,153
Accrued servicing fees(3)	16,727
Deferred tax liabilities of certain taxable intermediate entities(4)	—
Unitholder Transactional NAV	$1,436,957

(1)
Dollars in thousands.
(2)
Represents an adjustment to reflect the recognition of organizational, offering and other fund operating expenses ratably over the 60-month reimbursement period beginning no earlier than October 1, 2026 or such later time as determined by the Manager.
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

The Fund has established monthly procedures to determine the valuation of the Fund’s Portfolio Company Investments. The results of all valuations of Portfolio Company Investments are reviewed by the VistaOne valuation sub-committee, which consists of key Fund personnel, a majority of which are control function representatives. Further, when making fair value determinations for assets that do not have a reliable readily available market price, the General Partner engages one or more independent valuation advisors to provide positive assurance (i.e. an affirmative conclusion that valuations are reasonable) regarding the reasonableness of such valuations as of the relevant measurement date. The independent valuation advisor provides such positive assurance on a monthly basis throughout the year. Additionally, the independent valuation advisor provides a more detailed “range of value” analysis (i.e. an independently derived estimate of the low-to-high range within which fair value is considered reasonable) on a rolling basis throughout the year, such that the value of the Fund’s Portfolio Company Investments may be estimated by an independent valuation advisor at different times during the year but that the independent valuation advisor provides a range of value on each Portfolio Company Investment at least once per year. However, the General Partner is ultimately responsible for determining the fair value of all applicable investments in good faith in accordance with the Fund’s valuation policies and procedures.

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

Under GAAP, the Fund accrues the cost of the servicing fees for the estimated life of its Units as an offering cost at the time the Fund sells Class A-S, Class S, Class A-B, Class B, Class A-D and Class D Units. The calculation of the estimated amount of servicing fees to be paid in future periods includes significant judgments and estimates. These include estimating the life of the Units held by a unitholder at the time of subscription, making judgments regarding market expectations and assessing historical trends. As of March 31, 2026, the Fund has accrued servicing fees of $17.4 million.

Recent Accounting Developments

Information regarding recent accounting developments and their impact on the Fund, if any, can be found in Note 2. Summary of Significant Accounting Policies to the consolidated financial statements included in Part I. Item 1. Financial Statements in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Fund’s exposure to financial market risks primarily relates to its Portfolio Company Investments and the impact of movements in the fair value of the portfolio companies.

Fair Value Risk

The Fund’s investments do not have a readily available market price and are reported at fair value. The valuation methodologies used involve subjective judgments and projections, as determined by the General Partner in accordance with the Fund’s valuation policy. Based on the fair value of the Fund’s Portfolio Company Investments as of March 31, 2026, management estimates that an immediate, hypothetical 10% decline in the fair value of such investments would result in a decline in the Net Change in Unrealized Appreciation (Depreciation) on Investments of $145.8 million.

Exchange Rate Risk

The Fund holds investments that are denominated in foreign currencies. Those Portfolio Company Investments may expose the Fund to the risk that the value of the Portfolio Company Investments will be affected by movements in the exchange rate between the currency in which the Portfolio Company Investments are denominated and the U.S. dollar.

The Fund’s primary exposure to exchange rate risk relates to movements in the value of exchange rates between the U.S. dollar and other currencies in which the Portfolio Company Investments are denominated, net of the impact of foreign exchange hedging strategies, if any. Management estimates that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and other currencies in which the Fund’s Portfolio Company Investments were denominated as of March 31, 2026 (i.e., an increase in the value of the U.S. dollar against these foreign currencies) would result in a decline in the Net Change in Unrealized Appreciation (Depreciation) on Investments of $2.5 million.

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

Additionally, with respect to the Fund’s business operations, general increases in interest rates over time may cause the interest expense associated with the Fund’s borrowings to increase, while general decreases in interest rates over time may cause the interest expense associated with the Fund’s borrowings to decrease. The Fund has a credit facility that accrues interest at variable rates. Interest rate changes may therefore affect the amount of the Fund’s interest payments, future earnings and cash flows. As of March 31, 2026 we estimate that a one percentage point increase in interest rates would result in $0.004 million of impact to Net Increase in Net Assets Resulting from Operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Co-Chief Executive Officers (co-principal executive officers) and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, and no matter how well designed and operated, it can provide only reasonable assurance of achieving the desired control objectives.

We, under the supervision of and with participation of our management, including the Co-Chief Executive Officers and Principal Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Co-Chief Executive Officers and Principal Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in the Fund’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this report that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Fund may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with portfolio companies the Fund has an interest in. The Fund may also be subject to regulatory proceedings. As of March 31, 2026, the Fund is not subject to any material legal proceedings.

Item 1A. Risk Factors

For information regarding the risk factors that could affect the Fund’s business, operating results, financial condition and liquidity, see the information under “Part I. Item 1A. Risk Factors” in the 2025 Form 10-K. There have been no material changes to the risk factors previously disclosed in the 2025 Form 10-K. The risks described in the 2025 Form 10-K are not the only risks facing the Fund. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the Fund’s business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All sales of unregistered Units during the three months ended March 31, 2026 were previously disclosed.

During the three months ended March 31, 2026, the Fund repurchased Units in the following amounts:

Period	Total Number of Units Purchased	Average Price Paid per Unit(a)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs(b)
January 1, 2026 to January 31, 2026	—	—	—	—
February 1, 2026 to February 28, 2026	9,829	$31.02	9,829	—
March 1, 2026 to March 31, 2026	—	—	—	—
Total	9,829		9,829	—

(a)
Average Price Paid per Unit inclusive of the 5% early repurchase deduction, as applicable.
(b)
The Fund offers a Unit repurchase program pursuant to which, on a quarterly basis, Unitholders may request that the Fund repurchase all or a portion of their outstanding Units. The Fund may repurchase fewer Units than have been requested in any particular quarter to be repurchased under the repurchase program, or none at all, in the Fund’s discretion. In addition, under the repurchase program, the aggregate net asset value of total repurchases of Class A-B Units, Class B Units, Class A-D Units, Class D Units, Class A-I Units, Class I Units, Class A-S Units, Class S Units, Class R Units and Class E Units will be limited to no more than 5% of the Fund’s aggregate net asset value attributable to such classes of Units per calendar quarter (measured using the average aggregate net asset value attributable to Unitholders as of the end of the immediately preceding calendar quarter). See “Part I, Item 1. Business–Unit Repurchases” in the 2025 Form 10-K and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Financial Condition, Liquidity and Capital Resources” in this report for more information regarding the Fund’s unit repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Certificate of Limited Partnership of VistaOne, L.P. (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form 10 filed with the SEC on June 6, 2025)

3.2

Second Amended and Restated Limited Partnership Agreement of VistaOne, L.P., dated as of August 11, 2025 (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 filed with the SEC on August 13, 2025)

10.1

Credit Agreement, dated as of March 31, 2026, among VistaOne DE SPV, L.P. as borrower, VistaOne DE SPV GP, LLC, as borrower general partner, Goldman Sachs Bank USA, as administrative agent, calculation agent and as a lender, together with lenders from time to time party thereto, and The Bank of New York Mellon, as collateral agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2026)

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

VistaOne, L.P.

Date: May 13, 2026	By:	/s/ David A. Breach
David A. Breach, Co-Chief Executive Officer and Director
(Co-Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Monti Saroya
Monti Saroya, Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Heather Wilkins
Heather Wilkins
(Principal Financial Officer and Principal Accounting Officer)