Form 10-Q
period 2026-06-30
VistaOne, L.P.
filed 2026-08-12
CIK 2044820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, the registrant had the following limited partnership units outstanding: 8,406,283 Class A-B units, 333,461 Class B units, 400,000 Class A-D units, 27,101,583 Class A-I units, 3,838,206 Class I units, 9,167,901 Class A-S units, 3,109,458 Class S units, 397,580 Class E units and 2,090,537 Class R units. The number of units outstanding does not give effect to repurchases based on net asset value as of June 30, 2026 since the repurchase window remains open as of the date of this report.

i

Forward-Looking Statements

This report may contain forward-looking statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “goal,” “intend,” “project,” “seek,” “designed to,” or the negative of these terms or other comparable terminology. These statements are based upon certain assumptions and analyses made by management on the basis of our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict, including general economic, market, competitive and business conditions, changes in laws or regulations, made by governmental authorities or regulatory bodies, technological changes (including the impact of artificial intelligence (“AI”)) and other regional, national or global economic and political developments. We believe these factors include those described under the section entitled “Risk Factors” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”), as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be considered exhaustive and should be read in conjunction with other cautionary statements included in this report and our other SEC filings. Actual events or results may differ materially.

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
•
the term “Units” refers to the Fund’s limited partnership units. There are currently nine classes of Units that are or were available to investors of the Fund: Class A-B, Class B, Class A-D, Class D, Class A-I, Class I, Class A-S, Class S and Class R (collectively, the “Investor Units”). Additionally, Class E and Class V Units are available to Vista and certain of its affiliates and employees and the Fund’s employees, officers and directors and are not offered to other investors;
•
the term “Unitholders” refers to those individuals and entities who hold Units;
•
the term “Vista” refers to Vista Equity Partners Management, LLC and its subsidiaries and affiliated entities; and
•
The term “VistaOne Lux” means VistaOne (Lux) Feeder, SICAV SA, a Luxembourg alternative investment fund, together with its master fund, feeder fund and other related entities.

This report does not constitute an offer of VistaOne, L.P. Additionally, our website contains additional information about our business, but the contents of the website are not incorporated by reference in, or otherwise a part of, this report.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VistaOne, L.P.

Consolidated Statements of Assets and Liabilities (Unaudited)

(Dollars in Thousands, Except Unit Data)

	June 30, 2026	December 31, 2025
Assets
Investments, at fair value (cost of $1,381,153 and $798,989, respectively)	$1,604,751	$980,481
Cash and cash equivalents	176,817	369,333
Interest receivable	485	1,155
Deferred offering costs	—	374
Deferred financing costs	3,108	—
Due from affiliate	500	123
Total Assets	$1,785,661	$1,351,466
Liabilities
Due to Manager	27,561	19,702
Accrued performance participation allocation	1,022	27,703
Accrued servicing fees	20,266	17,818
Line of credit	70,000	—
Management fee payable	2,220	1,578
Other accrued expenses and liabilities	1,567	—
Total Liabilities	$122,636	$66,801

Commitments and Contingencies (Note 7)

General Partner redeemable non-controlling interests in consolidated entities	28,152	—

Net Assets Consist of
Limited partnership units – Class A-B, unlimited units authorized (8,406,283 and 8,305,934 units issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	255,631	247,850
Limited partnership units – Class B, unlimited units authorized (261,416 and 0 units issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	7,989	—
Limited partnership units – Class A-D, unlimited units authorized (400,000 and 785,642 units issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	11,861	23,454
Limited partnership units – Class A-I, unlimited units authorized (27,081,780 and 23,756,267 units issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	845,287	725,829
Limited partnership units – Class I, unlimited units authorized (3,484,202 and 0 units issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	109,806	—
Limited partnership units – Class A-S, unlimited units authorized (9,187,901 and 9,414,854 units issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	273,490	274,952
Limited partnership units – Class S, unlimited units authorized (3,027,460 and 0 units issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	90,537	—
Limited partnership units – Class E, unlimited units authorized (401,579 and 400,855 units issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	12,824	12,580
Limited partnership units – Class R, unlimited units authorized (1,066,653 and 0 units issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	27,448	—
Total Net Assets	1,634,873	1,284,665
Total Liabilities, Redeemable Equity and Net Assets	$1,785,661	$1,351,466

See notes to consolidated financial statements.

VistaOne, L.P.

Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment Income
Interest income	$1,708	$2,116	$4,428	$2,116
Total Investment Income	1,708	2,116	4,428	2,116
Expenses
Organizational expenses	—	7,784	—	7,784
Performance participation allocation	1,022	7,213	1,022	7,213
General and administrative expenses	1,789	2,846	3,910	2,846
Professional fees	782	1,376	2,103	1,376
Management fees	3,253	810	5,830	810
Deferred offering costs amortization	—	283	374	283
Deferred financing costs amortization	291	—	389	—
Directors’ fees and expenses	103	197	205	197
Interest expense	1,487	—	1,532	—
Total Expenses	8,727	20,509	15,365	20,509
Less:
Management fees waived	—	(810)	—	(810)
Total Expenses after Fees Waived	8,727	19,699	15,365	19,699
Net Investment Loss	(7,019)	(17,583)	(10,937)	(17,583)
Net Realized and Unrealized Gain (Loss) on Investments
Net realized gain on investments	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	60,279	47,191	42,105	47,191
Net Realized and Unrealized Gain (Loss)	60,279	47,191	42,105	47,191
Net Increase / (Decrease) in Net Assets Resulting from Operations	$53,260	$29,608	$31,168	$29,608
Net increase / (decrease) in net assets attributable to General Partner redeemable non-controlling interests in consolidated entities	995	—	449	—
Net Increase / (Decrease) attributable to VistaOne, L.P. unitholders	$52,265	$29,608	$30,719	$29,608

See notes to consolidated financial statements.

VistaOne, L.P.

Consolidated Statements of Changes in Net Assets (Unaudited)

(Dollars in Thousands, Except Unit Data)

												General Partner Redeemable
	Class A-B Units	Class B Units	Class A-D Units	Class A-I Units	Class I Units	Class A-S Units	Class S Units	Class E Units	Class R Units	Class V Units	Total Net Assets	Non-Controlling Interests
Net Assets at December 31, 2025	$247,850	$—	$23,454	$725,829	$—	$274,952	$—	$12,580	$—	$—	$1,284,665	$—
Operations:
Net investment (loss)	(759)	—	(66)	(2,230)	—	(788)	—	(11)	—	—	(3,854)	(64)
Net realized gain	—	—	—	—	—	—	—	—	—	—	—	—
Net change in unrealized appreciation (depreciation)	(3,430)	—	(300)	(10,217)	—	(3,583)	—	(161)	—	—	(17,691)	(482)
Net increase/(decrease) in net assets resulting from operations	(4,189)	—	(366)	(12,447)	—	(4,371)	—	(172)	—	—	(21,545)	(546)
Servicing fees	(637)	—	3	—	—	158	—	—	—	—	(476)	—
Capital Transactions:
Contributions for units issued	28,774	—	—	105,880	—	30	—	50	—	—	134,734	—
Distributions for units repurchased	—	—	—	(305)	—	—	—	—	—	—	(305)	—
Early repurchase deduction	1	—	—	2	—	1	—	—	—	—	4	—
Conversion of units between classes	—	—	—	130	—	—	—	(130)	—	—	—	—
Issuance of redeemable non-controlling interests in consolidated entities	—	—	—	—	—	—	—	—	—	—	—	27,703
Net increase/(decrease) in net assets from capital transactions	28,775	—	—	105,707	—	31	—	(80)	—	—	134,433	27,703
Net Assets at March 31, 2026	$271,799	$—	$23,091	$819,089	$—	$270,770	$—	$12,328	$—	$—	$1,397,077	$27,157

VistaOne, L.P.

Consolidated Statements of Changes in Net Assets - Continued (Unaudited)

(Dollars in Thousands, Except Unit Data)

												General Partner Redeemable
	Class A-B Units	Class B Units	Class A-D Units	Class A-I Units	Class I Units	Class A-S Units	Class S Units	Class E Units	Class R Units	Class V Units	Total Net Assets	Non-Controlling Interests
Operations:
Net investment (loss)	$(929)	$(55)	$(44)	$(3,009)	$(930)	$(1,012)	$(872)	$(23)	$(114)	$—	$(6,988)	$(31)
Net realized gain	—	—	—	—	—	—	—	—	—	—	—	—
Net change in unrealized appreciation (depreciation)	9,485	234	453	30,724	3,648	10,326	3,346	476	561	—	59,253	1,026
Net increase/(decrease) in net assets resulting from operations	8,556	179	409	27,715	2,718	9,314	2,474	453	447	—	52,265	995
Servicing fees	324	(205)	113	—	—	(73)	(4,064)	—	—	—	(3,905)	—
Capital Transactions:
Contributions for units issued	—	8,013	—	—	106,974	—	92,003	25	27,000	—	234,015	—
Distributions for units repurchased	(25,446)	—	(11,786)	(2,818)	—	(6,925)	—	—	—	—	(46,975)	—
Early repurchase deduction	398	2	34	1,301	114	404	124	18	1	—	2,396	—
Conversion of units between classes	—	—	—	—	—	—	—	—	—	—	—	—
Net increase/(decrease) in net assets from capital transactions	(25,048)	8,015	(11,752)	(1,517)	107,088	(6,521)	92,127	43	27,001	—	189,436	—
Net Assets at June 30, 2026	$255,631	$7,989	$11,861	$845,287	$109,806	$273,490	$90,537	$12,824	$27,448	$—	$1,634,873	$28,152

VistaOne, L.P.

Consolidated Statements of Changes in Net Assets - Continued (Unaudited)

(Dollars in Thousands, Except Unit Data)

												General Partner Redeemable
	Class A-B Units	Class B Units	Class A-D Units	Class A-I Units	Class I Units	Class A-S Units	Class S Units	Class E Units	Class R Units	Class V Units	Total Net Assets	Non-Controlling Interests
Capital Activity
Units outstanding as of December 31, 2025	8,305,934	—	785,642	23,756,267	—	9,414,854	—	400,855	—	—	42,663,552	—
Units issued	935,134	—	—	3,421,498	—	991	—	3,769	—	—	4,361,392	—
Units repurchased	—	—	—	(9,829)	—	—	—	—	—	—	(9,829)	—
Conversion of units between classes	—	—	—	4,193	—	—	—	(4,000)	—	—	193	—
Units outstanding as of March 31, 2026	9,241,068	—	785,642	27,172,129	—	9,415,845	—	400,624	—	—	47,015,308	—
Units issued	—	261,416	—	—	3,484,202	—	3,027,460	955	1,066,653	—	7,840,686	—
Units repurchased	(834,785)	—	(385,642)	(90,349)	—	(227,944)	—	—	—	—	(1,538,720)	—
Conversion of units between classes	—	—	—	—	—	—	—	—	—	—	—	—
Units outstanding as of June 30, 2026	8,406,283	261,416	400,000	27,081,780	3,484,202	9,187,901	3,027,460	401,579	1,066,653	—	53,317,274	—

See notes to consolidated financial statements.

VistaOne, L.P.

Consolidated Statements of Changes in Net Assets - Continued (Unaudited)

(Dollars in Thousands, Except Unit Data)

General Partner Redeemable
	Class A-B Units	Class B Units	Class A-D Units	Class A-I Units	Class I Units	Class A-S Units	Class S Units	Class E Units	Class R Units	Class V Units	Total Net Assets	Non-Controlling Interests
Net Assets at December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—	$100	$100	$—
Operations:
Net investment (loss)	—	—	—	—	—	—	—	—	—	—	—	—
Net realized gain	—	—	—	—	—	—	—	—	—	—	—	—
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	—	—	—	—
Net increase in net assets resulting from operations	—	—	—	—	—	—	—	—	—	—	—	—
Servicing fees	—	—	—	—	—	—	—	—	—	—	—	—
Capital Transactions:
Contributions for units issued	—	—	—	—	—	—	—	—	—	—	—	—
Distributions for units repurchased	—	—	—	—	—	—	—	—	—	—	—	—
Early repurchase deduction	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of units between classes	—	—	—	—	—	—	—	—	—	—	—	—
Net increase in net assets from capital transactions	—	—	—	—	—	—	—	—	—	—	—	—
Net Assets at March 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—	$—	$100	$100	$—

VistaOne, L.P.

Consolidated Statements of Changes in Net Assets - Continued (Unaudited)

(Dollars in Thousands, Except Unit Data)

												General Partner Redeemable
	Class A-B Units	Class B Units	Class A-D Units	Class A-I Units	Class I Units	Class A-S Units	Class S Units	Class E Units	Class R Units	Class V Units	Total Net Assets	Non-Controlling Interests
Operations:
Net investment (loss)	$(2,441)	$—	$(659)	$(10,441)	$—	$(3,726)	$—	$(316)	$—	$—	$(17,583)	$—
Net realized gain	—	—	—	—	—	—	—	—	—	—	—	—
Net change in unrealized appreciation (depreciation)	6,762	—	1,858	27,545	—	9,892	—	1,134	—	—	47,191	—
Net increase in net assets resulting from operations	4,321	—	1,199	17,104	—	6,166	—	818	—	—	29,608	—
Servicing fees	(2,087)	—	(270)	—	—	(5,102)	—	—	—	—	(7,459)	—
Capital Transactions:
Contributions for units issued	77,630	—	20,000	297,427	—	111,553	—	10,036	—	—	516,646	—
Distributions for units repurchased	—	—	—	—	—	—	—	—	—	(100)	(100)	—
Early repurchase deduction	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of units between classes	—	—	—	—	—	—	—	—	—	—	—	—
Net increase/(decrease) in net assets from capital transactions	77,630	—	20,000	297,427	—	111,553	—	10,036	—	(100)	516,546	—
Net Assets at June 30, 2025	$79,864	$—	$20,929	$314,531	$—	$112,617	$—	$10,854	$—	$—	$538,795	$—

VistaOne, L.P.

Consolidated Statements of Changes in Net Assets - Continued (Unaudited)

(Dollars in Thousands, Except Unit Data)

												General Partner Redeemable
	Class A-B Units	Class B Units	Class A-D Units	Class A-I Units	Class I Units	Class A-S Units	Class S Units	Class E Units	Class R Units	Class V Units	Total Net Assets	Non-Controlling Interests
Capital Activity
Units outstanding as of December 31, 2024	—	—	—	—	—	—	—	—	—	4,000	4,000	—
Units issued	—	—	—	—	—	—	—	—	—	—	—	—
Units repurchased	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of units between classes	—	—	—	—	—	—	—	—	—	—	—	—
Units outstanding as of March 31, 2025	—	—	—	—	—	—	—	—	—	4,000	4,000	—
Units issued	3,035,582	—	785,642	11,680,112	—	4,368,705	—	399,045	—	—	20,269,086	—
Units repurchased	—	—	—	—	—	—	—	—	—	(4,000)	(4,000)	—
Conversion of units between classes	—	—	—	—	—	—	—	—	—	—	—	—
Units outstanding as of June 30, 2025	3,035,582	—	785,642	11,680,112	—	4,368,705	—	399,045	—	—	20,269,086	—

See notes to consolidated financial statements.

VistaOne, L.P.

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025
Operating Activities
Net increase/(decrease) in net assets resulting from operations	$31,168	$29,608
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized (appreciation) depreciation on investments	(42,105)	(47,191)
Net realized (gain) loss on investments	—	—
Issuance of Class E Units for Directors’ fees and expenses	50	35
Deferred offering cost amortization	374	—
Deferred financing cost amortization	389	—
Purchases of investments	(582,165)	(340,853)
Proceeds from sales of investments	—	—
Capital issued as payment of performance participation allocation	27,703	—
Changes in operating assets and liabilities:
Due from affiliate	(377)	(23)
Interest receivable	670	(731)
Due to Manager	7,859	13,309
Deferred offering costs	—	(858)
Accrued performance participation allocation	(26,681)	7,213
Management fee payable	642	—
Other accrued expenses and liabilities	1,567	—
Net cash used in operating activities	(580,906)	(339,491)
Financing Activities
Proceeds from issuance of units	368,698	516,611
Proceeds from line of credit	145,000	—
Repayment of line of credit	(75,000)	—
Issuance costs on line of credit	(3,496)	—
Payment on units repurchased	(47,280)	(100)
Receipt of early repurchase deduction	2,400	—
Payment of servicing fees	(1,932)	(63)
Net cash provided by financing activities	388,390	516,448
Cash and Cash Equivalents
Net increase /(decrease) in cash and cash equivalents	(192,516)	176,957
Cash and cash equivalents, beginning of period	369,333	100
Cash and cash equivalents, end of period	$176,817	$177,057
Supplemental Disclosure of Non-Cash Financing Activities
Servicing fees	$(4,381)	$7,459
Supplemental Disclosure of Other Cash Flow Information
Cash paid for interest	$120	$—

See notes to consolidated financial statements.

VistaOne, L.P.

Condensed Consolidated Schedule of Investments as of June 30, 2026 (Unaudited)

(Dollars in Thousands)

Investment	Asset	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments in Portfolio Companies(a)
Enterprise Software Portfolio Companies(b)
Collaboration
Smartsheet, Inc.	Equity interest held through VEPF Einstein Aggregator, L.P.	Americas	$151,875	9.3%
			151,875	9.3%
Energy(c)
Other investment(s) in Equity		APAC	33,743	2.1%
			33,743	2.1%
Enterprise Resource Planning
Jaggaer, LLC	Equity interest held through Javelin Aggregator, L.P.	Americas	96,644	5.9%
Other investment(s) in Equity		Americas	50,421	3.1%
			147,065	9.0%
Financial Services(c)
Other investment(s) in Equity		Americas	23,107	1.4%
			23,107	1.4%
Government(c)
Other investment(s) in Equity		Americas	11,859	0.7%
			11,859	0.7%
Healthcare(c)
Other investment(s) in Equity		Americas	64,286	3.9%
			64,286	3.9%
Industrials
Acumatica, Inc.	Equity interest held through Axle Aggregator, L.P.	Americas	175,394	10.7%
Other investment(s) in Equity		Americas	30,010	1.8%
Other investment(s) in Equity		Europe	25,352	1.6%
			230,756	14.1%
Insurance(c)
Other investment(s) in Equity		Americas	36,619	2.2%
			36,619	2.2%
IT Operations
Nexthink SA	Equity interest held through Matterhorn Aggregator L.P.	Americas	270,000	16.5%
Picard Holdco, Inc. (dba Cloud Software Group)	Equity interest held through VEPF VIII Hubble Aggregator, L.P.	Americas	225,754	13.8%
Other investment(s) in Equity		Americas	33,783	2.1%
			529,537	32.4%
Legal, Risk & Compliance(c)
Other investment(s) in Equity		Americas	50,774	3.1%
			50,774	3.1%

VistaOne, L.P.

Condensed Consolidated Schedule of Investments as of June 30, 2026 - Continued (Unaudited)

(Dollars in Thousands)

Investment	Asset	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Sales & Marketing
Pipedrive Inc.	Equity interest held through Pearl Aggregator III L.P.	Europe	$83,250	5.1%
			83,250	5.1%
Security(c)
Other investment(s) in Equity		Americas	48,207	3.0%
			48,207	3.0%
Transportation(c)
Other investment(s) in Equity		Americas	48,673	3.0%
			48,673	3.0%
Sports, Entertainment & Recreation
Playlist Technologies, Inc.	Equity interest held through Saturn Newco Inc.	Americas	145,000	8.9%
			145,000	8.9%
Total Investments in Enterprise Software Portfolio Companies (Cost $1,381,153)(d)			$1,604,751	98.2%

Cash Equivalents
Money Market Fund
JPMorgan 100% U.S. Treasury Securities Money Market Fund, 3.61%(e)		N/A	175,252	10.7%
Total Cash Equivalents (Cost $175,252)			$175,252	10.7%

Total Investments and Cash Equivalents (Cost $1,556,405)(d)			$1,780,003	108.9%

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
(d)
The cost of investments in enterprise software portfolio companies in Americas, APAC and Europe were $1,264,410, $29,016 and $87,727, respectively.
(e)
Annualized 7-day yield as of period end.

See notes to consolidated financial statements.

VistaOne, L.P.

Condensed Consolidated Schedule of Investments as of December 31, 2025

(Dollars in Thousands)

Investment	Asset	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments in Portfolio Companies(a)
Enterprise Software Portfolio Companies(b)
Collaboration
Smartsheet, Inc.	Equity interest held through VEPF Einstein Aggregator, L.P.	Americas	$151,797	11.8%
			151,797	11.8%
Energy(c)
Other investment(s) in Equity		APAC	36,192	2.8%
			36,192	2.8%
Enterprise Resource Planning
Jaggaer, LLC	Equity interest held through Javelin Aggregator, L.P.	Americas	94,564	7.4%
Other investment(s) in Equity		Americas	45,970	3.6%
			140,534	10.9%
Financial Services(c)
Other investment(s) in Equity		Americas	15,000	1.2%
			15,000	1.2%
Government(c)
Other investment(s) in Equity		Americas	10,710	0.8%
			10,710	0.8%
Healthcare(c)
Other investment(s) in Equity		Americas	37,584	2.9%
			37,584	2.9%
Industrials
Acumatica, Inc.	Equity interest held through Axle Aggregator, L.P.	Americas	172,972	13.5%
Other investment(s) in Equity		Americas	29,603	2.3%
Other investment(s) in Equity		Europe	24,500	1.9%
			227,075	17.7%
Insurance(c)
Other investment(s) in Equity		Americas	36,465	2.8%
			36,465	2.8%
IT Operations
Picard Holdco, Inc. (dba Cloud Software Group)	Equity interest held through VEPF VIII Hubble Aggregator, L.P.	Americas	181,874	14.2%
Other investment(s) in Equity		Americas	29,858	2.3%
			211,732	16.5%
Legal, Risk & Compliance(c)
Other investment(s) in Equity		Americas	53,126	4.1%
			53,126	4.1%

VistaOne, L.P.

Condensed Consolidated Schedule of Investments as of December 31, 2025 - Continued

(Dollars in Thousands)

Investment	Asset	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Security(c)
Other investment(s) in Equity		Americas	$46,760	3.6%
			46,760	3.6%
Transportation(c)
Other investment(s) in Equity		Americas	13,506	1.1%
			13,506	1.1%
Total Investments in Enterprise Software Portfolio Companies (Cost $798,989)(d)			$980,481	76.3%

Cash Equivalents
Money Market Fund
JPMorgan 100% U.S. Treasury Securities Money Market Fund, 3.73%(e)		N/A	369,083	28.7%
Total Cash Equivalents (Cost $369,083)			$369,083	28.7%

Total Investments and Cash Equivalents (Cost $1,168,072)(d)			$1,349,564	105.1%

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

The Fund conducts or conducted (as applicable to the class of units) a continuous private offering of its limited partnership units (the “Units”) including the Class A-B Units, Class B Units, Class A-D Units, Class D Units, Class A-I Units, Class I Units, Class A-S Units, Class S Units and Class R Units (collectively, the “Investor Units”) on a monthly basis in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (“1933 Act”) including Section 4(a)(2) thereof and Regulation D and Regulation S thereunder, to investors that are both (a) accredited investors (as defined in Regulation D under the 1933 Act) and (b) qualified purchasers (as defined in the 1940 Act and rules thereunder).

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

The methods used to estimate the fair value of the Fund’s investments include industry-accepted valuation methodologies such as (i) the market approach (whereby fair value is derived by reference to observable valuation measures for comparable companies (e.g., multiplying a key performance metric of the investee company, such as EBITDA, by a relevant valuation multiple observed in the range of comparable companies or transactions) adjusted by the General Partner for differences between the investment and the referenced comparables) or (ii) the income approach (e.g., the discounted cash flow method that incorporates expected timing and level of cash flows, including assumptions in determining growth rates, income and expense projections, discount rates, capital structure, terminal values and other factors). Depending on the facts and circumstances associated with the investment, different methodologies may be used including option value, contingent claims or scenario analysis, probability weighted methods or recent rounds of financing. These valuation methodologies involve a significant degree of judgment. The indications of value derived from the methods used are evaluated and weighted, as appropriate, considering the reasonableness of the range of value indicated by the methods. The fair value of an investment is the point within the range that the General Partner believes is most representative of fair value.

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

VistaOne, L.P.

Notes to Financial Statements (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

Income Taxes

The Fund is treated as a partnership for U.S. federal income tax purposes and files U.S. federal, state, and local tax returns as prescribed by the tax laws of the jurisdictions it operates in. The Fund is not subject to U.S. federal income tax but may be subject to certain state and local taxes. Any income, expenses, gains and losses are passed through to the unitholders of the Fund, and each unitholder is individually liable for the taxes on their share of the Fund’s taxable income or loss. There were no income taxes incurred by the Fund for the three and six months ended June 30, 2026 or during the year ended December 31, 2025.

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

Fair Value Measurements

The following tables summarize the Fund’s investments categorized in the fair value hierarchy:

	June 30, 2026
Investments	Level 1	Level 2	Level 3	Total
Portfolio Companies	$—	$—	$1,604,751	$1,604,751
Money Market Fund	175,252	—	—	175,252
Total	$175,252	$—	$1,604,751	$1,780,003

	December 31, 2025
Investments	Level 1	Level 2	Level 3	Total
Portfolio Companies	$—	$—	$980,481	$980,481
Money Market Fund	369,083	—	—	369,083
Total	$369,083	$—	$980,481	$1,349,564

The following table summarizes the valuation techniques and significant inputs used to determine the valuation of investments categorized in Level 3 of the fair value hierarchy as of June 30, 2026.

Investments	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average	Impact to Valuation from an Increase in Input (a)
Portfolio Companies	$1,152,432	Discounted Cash Flow Method	Revenue Growth Rate	(6.4)% - 51.0%	12.2%	Increase
			EBITDA Margin	(22.8)% - 74.2%	43.0%	Increase
			Weighted Average Cost of Capital	11.2% - 32.8%	19.4%	Decrease
			Terminal Revenue Multiple	6.8x - 10.0x	7.7x	Increase
			Terminal EBITDA Multiple	10.0x - 28.0x	16.7x	Increase

		Market Approach	Revenue Multiple	4.0x - 13.0x	8.0x	Increase
			EBITDA Multiple	10.0x - 30.0x	17.0x	Increase

	452,319	Transaction Price	N/A

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

Investments	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average	Impact to Valuation from an Increase in Input (a)
Portfolio Companies	$928,187	Discounted Cash Flow Method	Revenue Growth Rate	(3.0)% - 38.9%	13.0%	Increase
			EBITDA Margin	(0.2)% - 72.8%	42.6%	Increase
			Weighted Average Cost of Capital	11.8% - 32.9%	18.9%	Decrease
			Terminal Revenue Multiple	7.5x - 10.0x	8.0x	Increase
			Terminal EBITDA Multiple	10.0x - 23.0x	18.1x	Increase

		Market Approach	Revenue Multiple	5.0x - 13.0x	8.6x	Increase
			EBITDA Multiple	9.8x - 31.5x	19.6x	Increase

	52,294	Transaction Price	N/A

(a)
Represents the directional change in the fair value of the Level 3 investment(s) that would have resulted from an increase in the corresponding input at period end. A decrease in the unobservable input would have had the opposite effect. Significant increases and decreases in these inputs in isolation could result in significantly higher or lower fair value measurements.

The following tables provide a reconciliation of the Fund’s Level 3 investments for which significant unobservable inputs were used in determining fair value for the three and six months ended June 30, 2026 and 2025.

	For the Three Months Ended June 30,
	2026	2025
	Investments in Portfolio Companies	Investments in Portfolio Companies
Balance, beginning of period	$1,458,011	$—
Purchases	86,461	340,853
Sales	—	—
Net realized gain	—	—
Net change in unrealized appreciation (depreciation)(a)	60,279	47,191
Balance, end of period	$1,604,751	$388,044
Net change in unrealized appreciation (depreciation) on investments still held at reporting date	60,279	47,191

(a)
Included in the related Net change in unrealized appreciation (depreciation) in the Consolidated Statements of Operations.

VistaOne, L.P.

Notes to Financial Statements (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

	For the Six Months Ended June 30,
	2026	2025
	Investments in Portfolio Companies	Investments in Portfolio Companies
Balance, beginning of period	$980,481	$—
Purchases	582,165	340,853
Sales	—	—
Net realized gain	—	—
Net change in unrealized appreciation (depreciation)(a)	42,105	47,191
Balance, end of period	$1,604,751	$388,044
Net change in unrealized appreciation (depreciation) on investments still held at reporting date	42,105	47,191

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

For the three and six months ended June 30, 2026, the Fund recognized $1,022 of Performance Participation Allocation in the Consolidated Statements of Operations. For both the three and six months ended June 30, 2025, the Fund recognized $7,213 of Performance Participation Allocation in the Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, the Fund accrued $1,022 and $27,703, respectively, of Performance Participation Allocation in the Consolidated Statements of Assets and Liabilities.

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

VistaOne, L.P.

Notes to Financial Statements (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

The interests owned by the General Partner are reported as General Partner redeemable non-controlling interests in consolidated entities on the Consolidated Statements of Assets and Liabilities. The interests owned by the General Partner are not subject to the repurchase program or the early repurchase deduction and may be redeemed at the General Partner’s request in cash or converted into Vista Units. The Fund accounts for redeemable equity in accordance with ASC Topic 480-10-S99, Distinguishing Liabilities from Equity (“ASC 480”), which states redemption provisions not solely within the control of the Fund require non-controlling interests subject to redemption to be classified outside of permanent equity. The redeemable non-controlling interests in consolidated entities are initially recorded at their original issuance price and are subsequently allocated their proportionate share of the underlying profits or losses. The Fund adjusts the redeemable equity to its full redemption value, which equals the fair value of the interests, on a monthly basis. The General Partner held no Units in the Fund as of June 30, 2026 and held no Units or interest in the Fund as of December 31, 2025.

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

For the three and six months ended June 30, 2026, the Manager earned $3,253 and $5,830 in gross Management Fees, respectively. For the three and six months ended June 30, 2026, there were no Management Fees waived.

For both the three and six months ended June 30, 2025, the Manager earned $810 in gross Management Fees, which were waived by the Manager. As of June 30, 2026 and December 31, 2025, the Fund owed the Manager $2,220 and $1,578, respectively, of Management Fees.

Neither the Vista Units nor the General Partner redeemable non-controlling interests in consolidated entities pay a Management Fee. The Manager may elect to receive the Management Fee in cash, Units of the Fund and/or shares, units or interests of any Lower Funds.

Expense Support Agreement

The Manager has agreed to advance all or a portion of the fund expenses, including all or a portion of the organizational and offering expenses and certain operating expenses borne by the Fund (collectively, “Expense Support”) pursuant to an expense support agreement executed as of December 30, 2024 between the Fund and the Manager (the “Expense Support Agreement”) through March 31, 2026 (such period, the “Expense Support Period”). At the completion of the Expense Support period on March 31, 2026, the Manager and its affiliates have incurred organizational, offering and operating fund expenses on the Fund’s behalf in the amount of $23,222, of which $7,784 relates to organizational expenses, $1,410 relates to offering costs that were capitalized as a deferred expense and amortized over 12 months and $14,028 relates to operating expenses borne by the Fund.

Pursuant to the Expense Support Agreement, the Fund will reimburse the Manager for such Expense Support over the 60-month reimbursement period beginning April 1, 2027 (the “Reimbursement Period”) on a monthly basis (any such reimbursements, a “Reimbursement”). The Manager in its sole discretion has elected to limit the Reimbursement in any given month during the Reimbursement Period to an amount and to the extent that such a Reimbursement would not cause the Fund’s annualized Specified Expenses (as defined below) (inclusive of any Reimbursement) as of the end of such calendar month to exceed 0.75% of the Fund’s Transactional NAV attributable to Investor Units and Class E Units as of the end of such calendar month (the “Reimbursement Limitation”), with any excess Reimbursements to be recouped in subsequent months during the Reimbursement Period.

VistaOne, L.P.

Notes to Financial Statements (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

“Specified Expenses” is defined to include all expenses incurred in the business of the Fund, with the exception of (i) the Management Fee, (ii) the Performance Participation Allocation, (iii) the Servicing Fee, (iv) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Fund), (v) Unit repurchases, (vi) taxes, and (vii) extraordinary expenses (as determined in the sole discretion of the Manager). The Manager may elect to receive the Reimbursement in cash, Units of the Fund and/or shares, units or interests of any Lower Funds.

Due to Manager

Due to Manager is comprised of $23,222 advanced by the Manager pursuant to the Expense Support Agreement and $4,339 for operating expenses paid by the Manager on behalf of the Fund.

Feeder

The Feeder is established for certain investors with particular tax characteristics, such as certain U.S. tax-exempt investors and certain non-U.S. investors. The Feeder invests all of its investable assets in a non-U.S. entity treated as a corporation for U.S. federal income tax purposes which, in turn, invests or is invested in Class A-I Units or Class I Units of the Fund, as applicable, and, with respect to any investments in Class R Units, Class R Units of the Fund. Investors in the Feeder will indirectly bear a portion of the Management Fee and Performance Participation Allocation paid by the Fund without duplication of expenses at the Feeder and incur certain expenses, such as professional and servicing fees, that are attributable directly to the Feeder or its unit classes.

Due from Affiliate

Due from affiliate is comprised of cash advances made by the Fund on behalf of the Feeder for the payment of Feeder expenses. These amounts are intended to be cash reimbursed by the Feeder and are non-interest bearing.

Investments

During the three months ended June 30, 2026, the Fund acquired investments in two Portfolio Companies from Vista and its affiliates at cost or cost plus a financing charge, totaling $85,389, of which $4,288 relates to financing charges that are capitalized into the cost of the investment as required by ASC 946.

Other Transactions

For the three and six months ended June 30, 2026, General and Administrative Expenses on the Consolidated Statements of Operations includes costs of $193 and $334, respectively, that are charged or specifically attributed to or allocated by the General Partner, the Manager or their respective affiliates to provide in-house services to the Fund and/or its investments in Portfolio Companies pursuant to the Fund LPA. For both the three and six months ended June 30, 2025, $379 of costs for in-house services were included in General and Administrative Expenses and $221 were included in Organizational Expenses on the Consolidated Statements of Operations.

VistaOne, L.P.

Notes to Financial Statements (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

5. Net Assets

As of June 30, 2026, the Fund offers or offered nine classes of Units to third party investors of the Fund: Class A-B Units, Class B Units, Class A-D Units, Class D Units, Class A-I Units, Class I Units, Class A-S Units, Class S Units and Class R Units. Additionally, the Fund offers Class E Units to Vista affiliates, officers, directors, employees and certain strategic partners, in Vista’s sole discretion. The key differences between each such Unit class relate to the ongoing servicing fees, upfront subscription fees, Management Fees and Performance Participation Allocation.

The Fund, at the discretion of the General Partner, has the authority to issue an unlimited number of Units of each Unit class. As of June 30, 2026, no Class D Units have been issued since inception.

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

Unit issuances related to monthly subscriptions are effective as of the first calendar day of each month. Units are issued at a price per Unit equivalent to the Fund’s most recent Transactional NAV per Unit for each class, which is the Fund’s prior month-end Transactional NAV per Unit. The Consolidated Statements of Changes in Net Assets provides a summary of the Units issued through June 30, 2026 and June 30, 2025.

Repurchase Program

The Fund offers a Unit repurchase plan pursuant to which, on a quarterly basis, unitholders may request that the Fund repurchase all or any portion of their Units. The Fund may repurchase fewer Units than have been requested in any particular quarter to be repurchased under the Unit repurchase plan, or none at all, at the General Partner’s discretion. In addition, the aggregate amount of repurchases in any calendar quarter will not exceed 5% of the aggregate Transactional NAV attributable to Investor Units and Class E Units, based on the average aggregate Transactional NAV attributable to Investor Units and Class E Units at the end of the immediately preceding calendar quarter.

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

During the three and six months ended June 30, 2026, the Fund repurchased 834,785 Units of Class A-B Units, pursuant to its repurchase program, at an average price per Unit of $30.48.

During the three and six months ended June 30, 2026, the Fund repurchased 385,642 Units of Class A-D Units, pursuant to its repurchase program, at an average price per Unit of $30.56.

During the three and six months ended June 30, 2026, the Fund repurchased 90,349 and 100,178 Units of Class A-I Units, respectively, including through the Feeder’s investment in the Fund, pursuant to its repurchase program, at an average price per Unit of $30.63 and $30.81, respectively.

During the three and six months ended June 30, 2026, the Fund repurchased 227,944 Units of Class A-S Units, pursuant to its repurchase program, at an average price per Unit of $30.38.

The Fund did not repurchase any Units under its unit repurchase program during the three or six months ended June 30, 2025.

Class V Units are not subject to the repurchase program and are subject to a separate repurchase arrangement. Repurchases of any units, shares or interests used to satisfy the Management Fee, Performance Participation Allocation or Expense Support reimbursement are not subject to the repurchase program or the early repurchase deduction and may be redeemed at the General Partner’s request.

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

As of June 30, 2026, the Fund incurred $3,496 of costs associated with entry into the Credit Agreement. These costs have been capitalized over the initial term of the Credit Agreement within Deferred Financing Costs on the Consolidated Statements of Assets and Liabilities. As of June 30, 2026, total remaining unamortized deferred financing costs for the Credit Agreement were $3,108.

VistaOne, L.P.

Notes to Financial Statements (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

As of June 30, 2026, the Fund had $70,000 outstanding under the Credit Agreement. As of June 30, 2026, the effective interest rate on borrowings outstanding was 6.8%. During the three and six months ended June 30, 2026, the Fund incurred interest expense of $1,414 and $1,442, respectively under the Credit Agreement.

7. Commitments and Contingencies

Commitments

Under the Expense Support Agreement, the Manager has agreed to advance the Expense Support on the Fund’s behalf through the Expense Support Period. The Fund currently expects to reimburse the Manager for such advanced expenses over the Reimbursement Period. Additional details are included within Note 4. Related Party Transactions of the consolidated financial statements.

Contingencies

From time to time, the Fund may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with Portfolio Companies the Fund has an interest in. The Fund may also be subject to regulatory proceedings. As of June 30, 2026, the Fund is not subject to any material legal proceedings.

Indemnifications

In the normal course of business, the Fund may enter into contracts that contain general indemnification clauses. The Fund’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Fund, which cannot be predicted with any certainty.

8. Financial Highlights

The following financial highlights relate to investment performance and operations for each class of Unit outstanding for the six months ended June 30, 2026.

VistaOne, L.P.

Notes to Financial Statements (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

Per Unit Data	Class A-B	Class B	Class A-D	Class A-I	Class I	Class A-S	Class S	Class E	Class R
Net asset value per unit, beginning of period	$29.84	$—	$29.85	$30.55	$—	$29.20	$—	$31.38	$—
Contributions for Units issued	0.93	30.65	—	0.39	30.70	1.08	30.39	1.14	25.31
Distributions for Units redeemed	(0.06)	—	(0.46)	—	—	(0.03)	—	—	—
Early repurchase deduction	0.05	0.01	0.06	0.05	0.04	0.04	0.04	0.05	—
Conversion of Units between classes	—	—	—	—	—	—	—	(0.32)	—
Net investment income/(loss)(a)	(0.90)	0.01	(0.15)	(0.43)	(0.15)	(1.14)	(0.03)	(1.10)	(0.86)
Net change in unrealized appreciation (depreciation) on investments(a)	0.70	1.28	0.26	0.77	1.18	0.72	1.13	0.79	1.56
Management fees	(0.11)	(0.10)	(0.11)	(0.12)	(0.10)	(0.11)	(0.10)	—	(0.06)
Accrued servicing fees	(0.04)	(1.12)	0.20	—	—	0.01	(1.37)	—	—
Performance participation allocation	—	(0.17)	—	—	(0.15)	—	(0.15)	—	(0.22)
Net increase/(decrease) in net assets	0.57	30.56	(0.20)	0.66	31.52	0.57	29.91	0.56	25.73
Net Asset Value per Unit, end of period	$30.41	$30.56	$29.65	$31.21	$31.52	$29.77	$29.91	$31.94	$25.73

Units outstanding, end of period	8,406,283	261,416	400,000	27,081,780	3,484,202	9,187,901	3,027,460	401,579	1,066,653

Total return, at net asset value(b)(c)	1.91%	(0.29)%	(0.67)%	2.16%	2.67%	1.95%	(1.58)%	1.78%	1.66%

Ratios to weighted-average net assets(b):
Management fees	(0.39)%	(0.32)%	(0.39)%	(0.38)%	(0.31)%	(0.39)%	(0.33)%	N/A	(0.25)%
Performance participation allocation	0.00%	(0.57)%	0.00%	0.00%	(0.50)%	0.00%	(0.50)%	N/A	(0.86)%
Total expenses(d)	(0.96)%	(1.10)%	(0.98)%	(0.95)%	(1.07)%	(0.98)%	(1.11)%	(0.58)%	(1.31)%
Net investment loss	(0.65)%	(1.00)%	(0.63)%	(0.65)%	(0.97)%	(0.66)%	(1.00)%	(0.27)%	(1.23)%

VistaOne, L.P.

Notes to Financial Statements (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

The following financial highlights relate to investment performance and operations for each class of Unit outstanding for the six months ended June 30, 2025.

Per Unit Data	Class A-B	Class A-D	Class A-I	Class A-S	Class E
Net asset value per unit, beginning of period	$—	$—	$—	$—	$—
Contributions for Units issued	25.57	25.46	25.46	25.53	25.06
Distributions for Units redeemed	—	—	—	—	—
Early repurchase deduction	—	—	—	—	—
Conversion of Units between classes	—	—	—	—	—
Net investment loss(a)	(0.79)	(0.80)	(0.95)	(0.70)	(0.76)
Net change in unrealized appreciation (depreciation) on investments(a)	2.87	2.83	2.87	2.89	2.90
Management fees, net	—	—	—	—	—
Accrued servicing fees	(0.89)	(0.41)	—	(1.49)	—
Performance participation allocation	(0.45)	(0.44)	(0.45)	(0.45)	—
Net increase/(decrease) in net assets	26.31	26.64	26.93	25.78	27.20
Net Asset Value per Unit, end of period	$26.31	$26.64	$26.93	$25.78	$27.20

Units outstanding, end of period	3,035,582	785,642	11,680,112	4,368,705	399,045

Total return, at net asset value(b)(c)	2.89%	4.63%	5.77%	0.98%	8.54%

Ratios to weighted-average net assets(b):

Management fees	(0.20)%	(0.19)%	(0.19)%	(0.20)%	N/A
Management fees after fees waived	0.00%	0.00%	0.00%	0.00%	N/A
Performance participation allocation	(1.76)%	(1.71)%	(1.72)%	(1.80)%	N/A
Total expenses(d)	(2.99)%	(2.84)%	(3.13)%	(3.25)%	(3.60)%
Total expenses after fees waived(d)	(2.79)%	(2.64)%	(2.93)%	(3.05)%	(3.60)%
Net investment loss	(4.05)%	(3.87)%	(4.16)%	(4.34)%	(3.08)%
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

The Fund is structured as a perpetual-life vehicle, with monthly, fully funded subscriptions and a quarterly repurchase program. Vista Equity Partners Management, LLC (“Vista”) established the Fund to provide eligible individual investors with access to Vista’s private equity platform. The Fund is designed to invest across all of Vista’s private equity strategies, which are focused on sourcing, acquiring and operating software companies across the spectrum of the “Small Cap”, “Mid Cap” and “Large Cap” opportunity set. As of June 30, 2026, Vista has a controlling interest in a majority of the Portfolio Companies the Fund invests in, but the Fund does not have a controlling interest in any Portfolio Company.

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

The Fund conducts or conducted (as applicable to the class of units) a continuous private offering of its Class A-B, Class B, Class A-D, Class D, Class A-I, Class I, Class A-S, Class S and Class R limited partnership units (the “Units”) (as applicable) on a monthly basis in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (“1933 Act”), including Section 4(a)(2) thereof and Regulation D and Regulation S thereunder, to investors that are both (a) accredited investors (as defined in Regulation D of the 1933 Act) and (b) qualified purchasers (as defined in the 1940 Act and rules thereunder).

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

During the three months ended June 30, 2026, inflation rose as the U.S. Consumer Price Index (“CPI”) increased from 3.3% year-over-year in March 2026 to 4.2% in May 2026, its highest level in three years, before easing to 3.5% in June 2026. The increase was driven primarily by higher energy prices stemming from the Middle Eastern conflict. The Federal Reserve held the federal funds rate steady at 3.50%-3.75% at meetings in April and June 2026. The labor market showed signs of cooling as the quarter progressed, with job growth slowing by June following stronger gains earlier in the quarter, while the unemployment rate remained in the 4.2% to 4.3% range.

U.S. equity markets demonstrated resilience during the second quarter of 2026, supported by an easing of tensions related to the Middle Eastern conflict and a recovery in technology sector sentiment following artificial intelligence (“AI”) related volatility in the first quarter. The S&P 500 delivered a total return of 15.2% for the second quarter. In early August 2026, the S&P 500 closed above 7,700 for the first time, supported by strong corporate earnings and continued optimism around a resolution to the Middle Eastern conflict.

First-quarter earnings, reported through May, offered evidence that the software sector’s AI transition is beginning to produce tangible results. Case studies emerged of companies that demonstrated AI-driven revenue and capabilities were rewarded by the market — re-rating higher and outpacing both the broader software sector and equity markets more broadly. Even so, volatility in public software markets continues to reflect a period of transition for the sector, and management believes enterprise adoption of AI will play out over an extended cycle rather than resolve in the near term. Management believes incumbent enterprise software providers remain well positioned to capture the value of agentic AI.

Public market valuations of comparable software companies represent an important input into the Fund’s valuation methodologies. Material and sustained increases or decreases in public software company trading multiples for comparable software companies, which may or may not move with broader market sentiment or public indexes, or in transaction multiples observed in private market activity could result in adjustments to Portfolio Company Investments fair values. Management continues to actively monitor public and private market developments and engage with portfolio companies on strategic positioning and AI transformation and value creation initiatives.

However, sustained volatility, regulatory policies and general market events, including those that affect enterprise software or AI, could impact the Fund and its operating results.

Recent Developments

As of June 30, 2026, the Fund has issued Units for total subscriptions of $1,532 million since inception, of which $234.0 million was issued during the three months ended June 30, 2026. Subsequent to June 30, 2026, the Fund issued Units for an additional $42.2 million in connection with the closing as of July 1, 2026.

As of June 30, 2026, the Fund’s portfolio consists of 23 Portfolio Company Investments, with an aggregate fair value of $1,605 million.

In July 2026, the Fund paid down $30 million of the outstanding $70 million principal on its credit facility as of June 30, 2026, plus interest. See Note 6. Line of Credit to the consolidated financial statements included in Part I. Item 1. Financial Statements in this report for additional information on the revolving credit agreement.

On February 4, 2026, an affiliate of Vista acquired interests in SambaNova Systems, Inc. (“SambaNova”) Series E-1 Preferred Stock (the “Interests”), as co-lead investor alongside Cambium Capital and other unaffiliated investors. In July 2026, in accordance with the terms of the Fund’s limited partnership agreement and applicable Fund policies, Vista approved the transfer of up to $30.0 million of such Interests from Vista to the Fund and VistaOne Lux. While the Fund and VistaOne Lux have substantially similar investment objectives and strategies and are expected to have highly overlapping investment portfolios, the Fund and VistaOne Lux are operated as distinct investment structures. The Fund expects to acquire its allocation of such Interests at Vista’s cost in multiple tranches during the remainder of 2026. The Fund has no obligation to acquire any of the Interests, and the amount, if any, and timing of Interests acquired in each tranche is subject to approval from the Fund’s Investment Committee, which evaluates factors such as the Fund’s liquidity position and business and market conditions at the time of each proposed acquisition. Based on the most recent shares outstanding data available, which is as of May 31, 2026, Vista, certain of its affiliates and certain Vista personnel, including Vista’s Chairman and Chief Executive Officer, and Chairman of the Fund, held directly or indirectly less than 1% of the total outstanding equity in SambaNova. Vista and certain of its affiliates also participated in SambaNova’s Series F Preferred Stock issuance, which was completed on July 1, 2026.

Performance Summary

Since inception in April 2025, the Fund has delivered positive performance across all classes of Units outstanding:

		June 30, 2026(a)
Unit Class	Inception Date	Quarter to Date Total Return	Year to Date Total Return	Inception to Date Total Return(b)
Class A-B	April 1, 2025	3.37%	1.95%	20.33%
Class B	April 1, 2026	2.74%	2.74%	(c)
Class A-D	April 1, 2025	3.56%	2.21%	20.76%
Class A-I	April 1, 2025	3.49%	2.20%	20.93%
Class I	April 1, 2026	2.87%	2.87%	(c)
Class A-S	April 1, 2025	3.27%	1.77%	19.91%
Class S	April 1, 2026	2.65%	2.65%	(c)
Class E	April 1, 2025	3.63%	1.96%	25.34%
Class R	April 1, 2026	2.93%	2.93%	(c)

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
(b)
Inception to date is an annualized return relative to first sale date for each class of Unit.
(c)
Unit class was first sold on April 1, 2026. As a result, inception to date total return is not presented because the reporting data is less than one year.

Investment Portfolio

As of June 30, 2026, the Fund’s top 10 Portfolio Company Investments, based on fair value and listed in alphabetical order, were:

Portfolio Company Investments in Enterprise Software Solutions	Market Cap	End Market(1)	Description
Acumatica, Inc.	Large	Industrials	Cloud-native enterprise resource planning software for small and mid-market businesses in complex verticals.

Avalara, Inc	Large	Legal, Risk & Compliance	SaaS software solution for indirect tax compliance to streamline registration, calculations and returns.

Cloud Software Group	Large	IT Operations	Mission-critical enterprise software solutions across data, automation, insight and collaboration.

Jaggaer, LLC	Large	Enterprise Resource Planning	Enterprise procurement and supplier collaboration software.

KnowBe4, Inc.	Large	Security	Enterprise cybersecurity training and solutions software that address the human element of security.

Nexthink SA	Large	IT Operations	AI-powered digital employee experience software platform.

Pipedrive, Inc.	Large	Sales & Marketing	Customer Relationship Management software platform for small-to-medium businesses.

Playlist Technologies, Inc.	Large	Sports, Entertainment & Recreation	Technology platform for the fitness, beauty and wellness services industries.

Redwood Software	Large	Enterprise Resource Planning	Enterprise automation software platform for mission-critical business and IT processes.

Smartsheet, Inc.	Large	Collaboration	Cloud-based collaborative work management software platform for modern businesses.

(1)
End market sector exposure provided reflects the ultimate end market or service the Fund’s Portfolio Company Investments in enterprise software companies serve.

The charts below present the classification of the Fund’s composition of Portfolio Company Investments by size, geography and end market exposure based on the fair value of the Portfolio Company Investments as of June 30, 2026:

Portfolio Construction By Size
6%
9%
85%
Large cap
Mid cap
Small cap

Geography
2%
7%
91%
North America
Europe
APAC

End Market Exposure
33%
14%
10%
9%
9%
5%
4%
3%
3%
3%
2%
2%
2%
1%
IT Operations
Industrials
Collaboration
Enterprise Resource Planning
Sports, Entertainment & Recreation
Sales & Marketing
Healthcare
Legal, Risk & Compliance
Security
Transportation
Energy
Insurance
Financial Services
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

For the three and six months ended June 30, 2026 and June 30, 2025, the Fund did not dispose of any investments and did not recognize any realized gain or loss. The Fund recorded a net change in unrealized appreciation on investments for the three and six months ended June 30, 2026 of $60.3 million and $42.1 million, respectively. For the three and six months ended June 30, 2025, the Fund recorded a net change in unrealized appreciation on investments of $47.2 million. A portion of the net change in unrealized depreciation on investments is attributable to investments acquired throughout the three and six months ended June 30, 2026 and June 30, 2025 at cost or at cost plus a financing fee from Vista or its affiliates and subsequently fair valued as of period end. Excluding these transactions, the net change in unrealized appreciation on investments would be lower and may not be indicative of future performance.

Vista and its affiliates initially acquired the Portfolio Companies up to 30 months prior to the Fund’s acquisition and did not recognize a gain on sale of investments for these transactions beyond any financing fee received.

For the three and six months ended June 30, 2026, the Fund generated $1.7 million and $4.4 million, respectively, of interest income from its investments in money market funds. For the comparable periods in 2025, interest income decreased by $0.4 million for the three month period and increased $2.3 million for the six month period, driven by relative capital activity and corresponding cash balances.

Expenses

For the three and six months ended June 30, 2026, the Fund incurred $8.7 million and $15.4 million in gross expenses, respectively, a decrease of $11.8 million and $5.1 million, respectively, as compared to the three and six months ended June 30, 2025. The decrease is primarily resulting from a decrease in Performance Participation Allocation, a decrease in Organizational Expenses, offset by an increase in Management Fees.

Performance Participation Allocation for the three and six months ended June 30, 2026 decreased $6.2 million compared to the corresponding periods in 2025. The Performance Participation Allocation for both the three and six months ended June 30, 2026 was generated entirely by the Class B, Class I, Class S and Class R Units, which commenced operations on April 1, 2026 and had surpassed their annual hurdle as of June 30, 2026. The Anchor Units were impacted by the net unrealized depreciation on investments recognized during the three months ended March 31, 2026 and had not surpassed their annual hurdle as of June 30, 2026. For the three and six months ended June 30, 2025, the Anchor Units had surpassed their annual hurdle.

Organizational Expenses decreased $7.8 million for both the three and six months ended June 30, 2026 compared to both the three and six months ended June 30, 2025. Organizational Expenses represent costs the Fund incurred prior to commencement of principal operations which were recognized by the Fund on April 1, 2025 at the time it began investment operations.

For the three and six months ended June 30, 2026, the Fund had $3.3 million and $5.8 million, respectively, of gross Management Fees, an increase of $2.4 million and $5.0 million, respectively, compared to $0.8 million for the three and six months ended June 30, 2025. The increase is primarily due to an increase in Transactional NAV (as defined below). Management Fees were waived in full for the three and six months ended June 30, 2025, while no Management Fees were waived for the three and six months ended June 30, 2026. For definitions and a discussion of the Management Fee and Performance Participation Allocation, see Note 4. Related Party Transactions to the consolidated financial statements included in Part I. Item 1. Financial Statements in this report.

VEPF Management, L.P. (the “Manager”) has agreed to the Expense Support (as defined within Note 4. Related Party Transactions to the consolidated financial statements included in Part I. Item 1. Financial Statements in this report) (“Note 4”), on behalf of the Fund through March 31, 2026. The Fund will reimburse the Manager for such Expense Support over the 60-month reimbursement period beginning April 1, 2027 on a monthly basis in an amount and to the extent that such reimbursement does not cause the Fund’s annualized Specified Expenses (as defined in Note 4 and inclusive of any reimbursement) as of the end of such calendar month to exceed 0.75% of the Fund’s Transactional NAV (as defined below) attributable to the Investor Units and Class E

Units as of the end of such calendar month. Refer to Note 4. Related Party Transactions to the consolidated financial statements included in Part I. Item 1. Financial Statements in this report for additional information on the expense reimbursement.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three and six months ended June 30, 2026, the net increase in net assets resulting from operations was $53.3 million and $31.2 million, respectively, resulting primarily from an unrealized appreciation on investments of $60.3 million and $42.1 million, respectively. Compared to the three and six months ended June 30, 2025, the net increase in net assets resulting from operations increased $23.7 million and $1.6 million, respectively, due to a reduction in net investment loss driven mainly by a decline in Organizational Expenses. For the three and six months ended June 30, 2026, the net increase in net assets resulting from operations is composed of $52.3 million and $30.7 million attributable to Fund unitholders, respectively, and $1.0 million and $0.4 million, respectively, attributable to General Partner redeemable non-controlling interests in consolidated entities.

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

As of June 30, 2026, the Fund had $176.8 million in cash and cash equivalents, which includes $175.3 million of investments in money market funds. The decrease of $192.5 million in cash and cash equivalents as compared to $369.3 million as of December 31, 2025 is primarily driven by $582.2 million in acquisitions of Portfolio Company Investments during the six months ended June 30, 2026, offset by net proceeds from the continuous offering of Units and the outstanding cash balance under the revolving credit facility.

As of June 30, 2026, debt financing available to the Fund consisted of a revolving credit facility. The Fund had $70.0 million in aggregate principal of debt outstanding as of June 30, 2026 and $75.0 million of additional available borrowing capacity as of June 30, 2026. As of June 30, 2026, the Fund was in compliance with all financial covenants under the credit facility. The Fund may continue, from time to time, to increase the size of the existing credit facility, enter into additional credit facilities or issue other forms of debt. Any such incurrence or issuance would be subject to prevailing market conditions, the Fund’s liquidity requirements, contractual restrictions and other factors. The Fund had no indebtedness as of December 31, 2025.

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

During the three and six months ended June 30, 2026, the Fund repurchased 834,785 Units of Class A-B Units, pursuant to its repurchase program, at an average price per Unit of $30.48.

During the three and six months ended June 30, 2026, the Fund repurchased 385,642 Units of Class A-D Units, pursuant to its repurchase program, at an average price per Unit of $30.56.

During the three and six months ended June 30, 2026, the Fund repurchased 90,349 and 100,178 Units of Class A-I Units, respectively, including through the Feeder’s investment in the Fund, pursuant to its repurchase program, at an average price per Unit of $30.63 and $30.81, respectively.

During the three and six months ended June 30, 2026, the Fund repurchased 227,944 Units of Class A-S Units, pursuant to its repurchase program, at an average price per Unit of $30.38.

The Fund did not repurchase any Units under its unit repurchase program during the three or six months ended June 30, 2025.

Contractual Obligations and Commitments

For contractual obligations and commitments extending beyond June 30, 2026, see Note 7. Commitments and Contingencies to the consolidated financial statements included in Part I. Item 1. Financial Statements in this report.

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

The following table provides details of the major components of the Fund’s Transactional NAV as of June 30, 2026(1):

Components of Transactional NAV
Investments at fair value (cost of $1,381,153)	$1,604,751
Cash and cash equivalents	176,817
Other assets	4,093
Other liabilities(2)	(75,907)
Accrued performance participation allocation	(1,022)
Accrued servicing fees(3)	(768)
Management fee payable	(2,220)
General Partner redeemable non-controlling interests in consolidated entities(4)	(28,222)
Unitholder Transactional NAV	$1,677,522
Number of Units outstanding	53,317,274

(1)
Dollars in thousands, except Unit data.
(2)
Pursuant to an expense support agreement with the Manager, organizational, offering and certain operating fund expenses advanced on the Fund’s behalf by the Manager are recognized as a reduction to Transactional NAV in the month the Fund recognizes the reimbursement to the Manager for such costs. Additional details regarding such reimbursements are included within Note 4. Related Party Transactions to the consolidated financial statements included in Part I. Item 1. Financial Statements in this report.
(3)
Servicing fees are charged to Class A-B, Class B, Class A-D, Class D, Class A-S and Class S Units. Servicing fees are recognized as a reduction to Transactional NAV on a monthly basis as such fees are accrued. For GAAP NAV, the Fund’s cost of unitholder servicing fees are accrued for the estimated life of the Units as an offering cost at the time the Class A-B, Class B, Class A-D, Class D, Class A-S and Class S Units are sold.
(4)
Unitholder Transactional NAV excludes General Partner redeemable non-controlling interests in consolidated lower funds for which no Units are issued or outstanding at the Fund.

The following table provides details of Unitholder Transactional NAV and the Transactional NAV per Unit by class as of June 30, 2026(1):

	Class A-B Units	Class B Units	Class A-D Units	Class A-I Units	Class I Units	Class A-S Units	Class S Units	Class E Units	Class R Units	Total
Transactional NAV of outstanding Units	$264,869	$8,187	$12,659	$858,605	$109,806	$288,227	$94,407	$13,314	$27,448	$1,677,522
Number of outstanding Units	8,406,283	261,416	400,000	27,081,780	3,484,202	9,187,901	3,027,460	401,579	1,066,653	53,317,274
Transactional NAV per Unit	$31.51	$31.32	$31.65	$31.70	$31.52	$31.37	$31.18	$33.15	$25.73

(1)
Dollars in thousands, except Unit data.

Reconciliation of GAAP NAV to Transactional NAV

The following table reconciles the Fund’s Unitholder GAAP NAV to Unitholder Transactional NAV as of June 30, 2026(1):

Unitholder GAAP NAV	$1,634,873
Adjustments:
Organizational, offering and other fund expenses(2)	23,152
Accrued servicing fees(3)	19,497
Deferred tax liabilities of certain taxable intermediate entities(4)	—
Unitholder Transactional NAV	$1,677,522

(1)
Dollars in thousands.
(2)
Represents an adjustment to reflect the recognition of organizational, offering and certain fund operating expenses (advanced on the Fund’s behalf by the Manager) recognized under GAAP NAV and the amount paid to the Manager during the expense reimbursement period beginning April 1, 2027. Additional details regarding such reimbursements are included within Note 4. Related Party Transactions to the consolidated financial statements included in Part I. Item 1. Financial Statements in this report.
(3)
Represents a reduction to reflect servicing fees related to Class A-B, Class B, Class A-D, Class D, Class A-S and Class S Units as they are accrued for on a monthly basis.
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

The methods used to estimate the fair value of the Fund’s Portfolio Company Investments include industry-accepted valuation methodologies such as (i) the market approach (whereby fair value is derived by reference to observable valuation measures for comparable companies (e.g., multiplying a key performance metric of the investee company, such as EBITDA, by a relevant valuation multiple observed in the range of comparable companies or transactions) adjusted by the General Partner for differences between the investment and the referenced comparables) or (ii) the income approach (e.g., the discounted cash flow method that incorporates expected timing and level of cash flows, including assumptions in determining growth rates, income and expense projections, discount rates, capital structure, terminal values and other factors). Depending on the facts and circumstances associated with the investment, different methodologies may be used including option value, contingent claims or scenario analysis, probability weighted methods or recent rounds of financing. These valuation methodologies involve a significant degree of judgment. The indications of value derived from the methods used are evaluated and weighted, as appropriate considering the reasonableness of the range of value indicated by the methods. The fair value of a Portfolio Company Investment is the point within the range that the General Partner believes is most representative of fair value.

The Fund has established monthly procedures to determine the valuation of the Fund’s Portfolio Company Investments. The results of all valuations of Portfolio Company Investments are reviewed by the VistaOne valuation sub-committee, which consists of key Fund personnel, a majority of which are control function representatives. Further, when making fair value determinations for assets that do not have a reliable readily available market price, the General Partner engages one or more independent valuation advisors to provide positive assurance (i.e. an affirmative conclusion) regarding the reasonableness of such valuations as of the relevant measurement date. The independent valuation advisor provides such positive assurance on a monthly basis throughout the year. Additionally, the independent valuation advisor provides a more detailed “range of value” analysis (i.e. an independently derived estimate of the low-to-high range within which fair value is considered reasonable) on a rolling basis throughout the year, such that the value of the Fund’s Portfolio Company Investments may be estimated by an independent valuation advisor at different times during the year but that the independent valuation advisor provides a range of value on each Portfolio Company Investment at least once per year. From time to time and/or in lieu of a monthly positive assurance opinion, the General Partner may obtain a range of values conclusion from the independent valuation advisor and will mark each asset consistent with conclusions provided by the independent valuation advisor. However, the General Partner is ultimately responsible for determining the fair value of all applicable investments in good faith in accordance with the Fund’s valuation policies and procedures.

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

Under GAAP, the Fund accrues the cost of the servicing fees for the estimated life of its Units as an offering cost at the time the Fund sells Class A-S, Class S, Class A-B, Class B, Class A-D and Class D Units. The calculation of the estimated amount of servicing fees to be paid in future periods includes significant judgments and estimates. These include estimating the life of the Units held by a unitholder at the time of subscription, making judgments regarding market expectations and assessing historical trends. As of June 30, 2026, the Fund has accrued servicing fees of $20.3 million.

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

Fair Value Risk

The Fund’s investments do not have a readily available market price and are reported at fair value. The valuation methodologies used involve subjective judgments and projections, as determined by the General Partner in accordance with the Fund’s valuation policy. Based on the fair value of the Fund’s Portfolio Company Investments as of June 30, 2026, management estimates that an immediate, hypothetical 10% decline in the fair value of such investments would result in a decline in the Net Change in Unrealized Appreciation (Depreciation) on Investments of $160.7 million.

Exchange Rate Risk

The Fund holds investments that are denominated in foreign currencies. Those Portfolio Company Investments may expose the Fund to the risk that the value of the Portfolio Company Investments will be affected by movements in the exchange rate between the currency in which the Portfolio Company Investments are denominated and the U.S. dollar.

The Fund’s primary exposure to exchange rate risk relates to movements in the value of exchange rates between the U.S. dollar and other currencies in which the Portfolio Company Investments are denominated, net of the impact of foreign exchange hedging strategies, if any. Management estimates that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and other currencies in which the Fund’s Portfolio Company Investments were denominated as of June 30, 2026 (i.e., an increase in the value of the U.S. dollar against these foreign currencies) would result in a decline in the Net Change in Unrealized Appreciation (Depreciation) on Investments of $2.5 million.

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

Additionally, with respect to the Fund’s business operations, general increases in interest rates over time may cause the interest expense associated with the Fund’s borrowings to increase, while general decreases in interest rates over time may cause the interest expense associated with the Fund’s borrowings to decrease. The Fund has a credit facility that accrues interest at variable rates. Interest rate changes may therefore affect the amount of the Fund’s interest payments, future earnings and cash flows. As of June 30, 2026 we estimate that a one percentage point increase in interest rates would result in $0.177 million of impact to Net Increase in Net Assets Resulting from Operations.

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

We, under the supervision of and with participation of our management, including the Co-Chief Executive Officers and Principal Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Co-Chief Executive Officers and Principal Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in the Fund’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this report that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Fund may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with portfolio companies the Fund has an interest in. The Fund may also be subject to regulatory proceedings. As of June 30, 2026, the Fund is not subject to any material legal proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All sales of unregistered Units during the three months ended June 30, 2026 were previously disclosed.

During the three months ended June 30, 2026, the Fund repurchased Units in the following amounts:

Period	Total Number of Units Purchased	Average Price Paid per Unit(a)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs(b)
April 1, 2026 to April 30, 2026	—	—	—	—
May 1, 2026 to May 31, 2026	1,538,720	$30.48	1,538,720	—
June 1, 2026 to June 30, 2026	—	—	—	—
Total	1,538,720		1,538,720	—

(a)
Average Price Paid per Unit inclusive of the 5% early repurchase deduction, as applicable.
(b)
The Fund offers a Unit repurchase program pursuant to which, on a quarterly basis, Unitholders may request that the Fund repurchase all or a portion of their outstanding Units. The Fund may repurchase fewer Units than have been requested in any particular quarter to be repurchased under the repurchase program, or none at all, in the Fund’s discretion. In addition, under the repurchase program, the aggregate net asset value of total repurchases of Class A-B Units, Class B Units, Class A-D Units, Class D Units, Class A-I Units, Class I Units, Class A-S Units, Class S Units, Class R Units and Class E Units will be limited to no more than 5% of the Fund’s aggregate net asset value attributable to such classes of Units per calendar quarter (measured using the average aggregate net asset value attributable to Unitholders as of the end of the immediately preceding calendar quarter). See “Part I, Item 1. Business–Unit Repurchases” in the 2025 Form 10-K and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Financial Condition, Liquidity and Capital Resources” in this report for more information regarding the Fund’s unit repurchase program, including a breakdown by applicable class of Units.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 11, 2026, the General Partner appointed Lauren Dillard to serve as interim Principal Financial Officer and interim Principal Accounting Officer, effective as of August 17, 2026, prior to the expected commencement date of maternity leave for Heather Wilkins, the Fund’s current Principal Financial Officer and Principal Accounting Officer. We currently expect that Ms. Dillard will serve in these positions until Ms. Wilkins returns from maternity leave in January 2027 and resumes the positions of Principal Financial Officer and Principal Accounting Officer of the Fund.

Ms. Dillard, 50, is a Senior Managing Director of, and has served as Chief Financial Officer of, Vista Equity Partners since 2022. Ms. Dillard is a member of Vista’s Executive Committee, the firm’s governing and decision-making body for matters affecting its overall management and strategic direction. She currently sits on the boards of Allvue Systems, Stats Perform and TRG Screen and is an Independent Director of SL Green Realty Corp. (NYSE: SLG), where she chairs the Audit Committee. Prior to Vista, Ms. Dillard spent more than two decades across the financial services and technology sectors. Most recently, she served on the Executive Leadership Team at Nasdaq as Executive Vice President of Investment Intelligence. Before Nasdaq, Ms. Dillard spent 17 years at The Carlyle Group Inc., most recently as a Partner and Head of the Investment Solutions unit. Ms. Dillard earned a B.S. in Accounting from the University of Richmond.

Ms. Dillard has no arrangements or understandings with any other person pursuant to which she was selected for her position, there are no family relationships between Ms. Dillard and any director or executive officer of the Fund and she is not a party to any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

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

VistaOne, L.P.

Date: August 12, 2026	By:	/s/ David A. Breach
David A. Breach, Co-Chief Executive Officer and Director
(Co-Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Monti Saroya
Monti Saroya, Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Heather Wilkins
Heather Wilkins
(Principal Financial Officer and Principal Accounting Officer)