Form 10-Q
period 2026-09-30
VistaOne, L.P.
filed 2026-11-12
CIK 2044820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 31, 2026, the registrant had the following limited partnership units outstanding: 8,399,004 Class A-B units, 377,828 Class B units, 400,000 Class A-D units, 26,303,611 Class A-I units, 4,594,185 Class I units, 9,080,336 Class A-S units, 3,293,474 Class S units, 409,385 Class E units and 4,562,535 Class R units. The number of units outstanding does not give effect to repurchases based on net asset value as of September 30, 2026 since the repurchase window remains open as of the date of this report.

i

Forward-Looking Statements

This report may contain forward-looking statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “goal,” “intend,” “project,” “seek,” “designed to,” or the negative of these terms or other comparable terminology. These statements are based upon certain assumptions and analyses made by management on the basis of our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict, including general economic, market, competitive and business conditions, changes in laws or regulations made by governmental authorities or regulatory bodies, technological changes (including the impact of artificial intelligence (“AI”)) and other regional, national or global economic and political developments. We believe these factors include those described under the section entitled “Risk Factors” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”), as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be considered exhaustive and should be read in conjunction with other cautionary statements included in this report and our other SEC filings. Actual events or results may differ materially.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VistaOne, L.P.

Consolidated Statements of Assets and Liabilities (Unaudited)

(Dollars in Thousands, Except Unit Data)

	September 30, 2026	December 31, 2025
Assets
Investments, at fair value (cost of $1,397,897 and $798,989, respectively)	$1,681,240	$980,481
Cash and cash equivalents	203,786	369,333
Interest receivable	621	1,155
Deferred offering costs	—	374
Deferred financing costs	2,816	—
Due from affiliate	575	123
Total Assets	$1,889,038	$1,351,466
Liabilities
Due to Manager	27,398	19,702
Accrued performance participation allocation	13,123	27,703
Accrued servicing fees	19,579	17,818
Line of credit	40,000	—
Management fee payable	2,452	1,578
Other accrued expenses and liabilities	254	—
Total Liabilities	$102,806	$66,801

Commitments and Contingencies (Note 7)

General Partner redeemable non-controlling interests in consolidated entities	29,122	—

Net Assets Consist of
Limited partnership units – Class A-B, unlimited units authorized (8,399,004 and 8,305,934 units issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	261,440	247,850
Limited partnership units – Class B, unlimited units authorized (365,354 and 0 units issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	11,500	—
Limited partnership units – Class A-D, unlimited units authorized (400,000 and 785,642 units issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	12,154	23,454
Limited partnership units – Class A-I, unlimited units authorized (26,303,611 and 23,756,267 units issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	840,383	725,829
Limited partnership units – Class I, unlimited units authorized (4,439,174 and 0 units issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	143,492	—
Limited partnership units – Class A-S, unlimited units authorized (9,080,336 and 9,414,854 units issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	276,644	274,952
Limited partnership units – Class S, unlimited units authorized (3,248,648 and 0 units issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	99,756	—
Limited partnership units – Class E, unlimited units authorized (397,580 and 400,855 units issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	13,150	12,580
Limited partnership units – Class R, unlimited units authorized (3,734,849 and 0 units issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	98,591	—
Total Net Assets	1,757,110	1,284,665
Total Liabilities, Redeemable Equity and Net Assets	$1,889,038	$1,351,466

See notes to consolidated financial statements.

VistaOne, L.P.

Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment Income
Interest income	$1,851	$2,409	$6,280	$4,525
Total Investment Income	1,851	2,409	6,280	4,525
Expenses
Organizational expenses	—	—	—	7,784
Performance participation allocation	12,101	10,194	13,123	17,407
General and administrative expenses	2,190	2,035	6,100	4,882
Professional fees	485	1,379	2,588	2,755
Management fees	3,630	1,555	9,460	2,364
Deferred offering costs amortization	—	376	374	660
Deferred financing costs amortization	291	—	680	—
Directors’ fees and expenses	102	103	308	299
Interest expense	1,015	—	2,547	—
Total Expenses	19,814	15,642	35,180	36,151
Less:
Management fees waived	—	(1,555)	—	(2,364)
Total Expenses after Fees Waived	19,814	14,087	35,180	33,787
Net Investment Loss	(17,963)	(11,678)	(28,900)	(29,262)
Net Realized and Unrealized Gain (Loss) on Investments
Net realized gain on investments	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	59,746	66,526	101,851	113,717
Net Realized and Unrealized Gain (Loss)	59,746	66,526	101,851	113,717
Net Increase / (Decrease) in Net Assets Resulting from Operations	$41,783	$54,848	$72,951	$84,455
Net increase / (decrease) in net assets attributable to General Partner redeemable non-controlling interests in consolidated entities	970	—	1,419	—
Net Increase / (Decrease) attributable to VistaOne, L.P. unitholders	$40,813	$54,848	$71,532	$84,455

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

VistaOne, L.P.

Consolidated Statements of Changes in Net Assets - Continued (Unaudited)

(Dollars in Thousands, Except Unit Data)

												General Partner Redeemable
	Class A-B Units	Class B Units	Class A-D Units	Class A-I Units	Class I Units	Class A-S Units	Class S Units	Class E Units	Class R Units	Class V Units	Total Net Assets	Non-Controlling Interests
Operations:
Net investment (loss)	$(2,850)	$(99)	$(134)	$(8,975)	$(1,192)	$(3,055)	$(884)	$(17)	$(727)	$—	$(17,933)	$(30)
Net realized gain	—	—	—	—	—	—	—	—	—	—	—	—
Net change in unrealized appreciation (depreciation)	8,842	382	423	27,899	4,672	9,512	3,379	442	3,195	—	58,746	1,000
Net increase/(decrease) in net assets resulting from operations	5,992	283	289	18,924	3,480	6,457	2,495	425	2,468	—	40,813	970
Servicing fees	(110)	(32)	(3)	—	—	(108)	(225)	—	—	—	(478)	—
Capital Transactions:
Contributions for units issued	—	3,254	—	—	30,002	—	6,893	25	68,643	—	108,817	—
Distributions for units repurchased	(229)	—	—	(25,299)	(57)	(2,747)	—	—	—	—	(28,332)	—
Early repurchase deduction	156	6	7	855	128	168	56	9	32	—	1,417	—
Conversion of units between classes	—	—	—	616	133	(616)	—	(133)	—	—	—	—
Net increase/(decrease) in net assets from capital transactions	(73)	3,260	7	(23,828)	30,206	(3,195)	6,949	(99)	68,675	—	81,902	—
Net Assets at September 30, 2026	$261,440	$11,500	$12,154	$840,383	$143,492	$276,644	$99,756	$13,150	$98,591	$—	$1,757,110	$29,122

See notes to consolidated financial statements.

VistaOne, L.P.

Consolidated Statements of Changes in Net Assets - Continued (Unaudited)

(Dollars in Thousands, Except Unit Data)

												General Partner Redeemable
	Class A-B Units	Class B Units	Class A-D Units	Class A-I Units	Class I Units	Class A-S Units	Class S Units	Class E Units	Class R Units	Class V Units	Total Net Assets	Non-Controlling Interests
Capital Activity
Units outstanding as of December 31, 2025	8,305,934	—	785,642	23,756,267	—	9,414,854	—	400,855	—	—	42,663,552	—
Units issued	935,134	—	—	3,421,498	—	991	—	3,769	—	—	4,361,392	—
Units repurchased	—	—	—	(9,829)	—	—	—	—	—	—	(9,829)	—
Conversion of units between classes	—	—	—	4,193	—	—	—	(4,000)	—	—	193	—
Units outstanding as of March 31, 2026	9,241,068	—	785,642	27,172,129	—	9,415,845	—	400,624	—	—	47,015,308	—
Units issued	—	261,416	—	—	3,484,202	—	3,027,460	955	1,066,653	—	7,840,686	—
Units repurchased	(834,785)	—	(385,642)	(90,349)	—	(227,944)	—	—	—	—	(1,538,720)	—
Conversion of units between classes	—	—	—	—	—	—	—	—	—	—	—	—
Units outstanding as of June 30, 2026	8,406,283	261,416	400,000	27,081,780	3,484,202	9,187,901	3,027,460	401,579	1,066,653	—	53,317,274	—
Units issued	—	103,938	—	—	952,567	—	221,188	—	2,668,196	—	3,945,889	—
Units repurchased	(7,279)	—	—	(797,971)	(1,803)	(87,564)	—	—	—	—	(894,617)	—
Conversion of units between classes	—	—	—	19,802	4,208	(20,001)	—	(3,999)	—	—	10	—
Units outstanding as of September 30, 2026	8,399,004	365,354	400,000	26,303,611	4,439,174	9,080,336	3,248,648	397,580	3,734,849	—	56,368,556	—

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

VistaOne, L.P.

Consolidated Statements of Changes in Net Assets - Continued (Unaudited)

(Dollars in Thousands, Except Unit Data)

												General Partner Redeemable
	Class A-B Units	Class B Units	Class A-D Units	Class A-I Units	Class I Units	Class A-S Units	Class S Units	Class E Units	Class R Units	Class V Units	Total Net Assets	Non-Controlling Interests
Operations:
Net investment (loss)	$(2,381)	$—	$(307)	$(6,434)	$—	$(2,536)	$—	$(20)	$—	$—	$(11,678)	$—
Net realized gain	—	—	—	—	—	—	—	—	—	—	—	—
Net change in unrealized appreciation (depreciation)	13,378	—	1,736	36,226	—	14,272	—	914	—	—	66,526	—
Net increase/(decrease) in net assets resulting from operations	10,997	—	1,429	29,792	—	11,736	—	894	—	—	54,848	—
Servicing fees	(3,004)	—	(18)	—	—	(3,787)	—	—	—	—	(6,809)	—
Capital Transactions:
Contributions for units issued	108,951	—	—	171,781	—	77,388	—	225	—	—	358,345	—
Distributions for units repurchased	—	—	—	—	—	—	—	—	—	—	—	—
Early repurchase deduction	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of units between classes	—	—	—	—	—	—	—	—	—	—	—	—
Net increase/(decrease) in net assets from capital transactions	108,951	—	—	171,781	—	77,388	—	225	—	—	358,345	—
Net Assets at September 30, 2025	$196,808	$—	$22,340	$516,104	$—	$197,954	$—	$11,973	$—	$—	$945,179	$—

See notes to consolidated financial statements.

VistaOne, L.P.

Consolidated Statements of Changes in Net Assets - Continued (Unaudited)

(Dollars in Thousands, Except Unit Data)

												General Partner Redeemable
	Class A-B Units	Class B Units	Class A-D Units	Class A-I Units	Class I Units	Class A-S Units	Class S Units	Class E Units	Class R Units	Class V Units	Total Net Assets	Non-Controlling Interests
Capital Activity
Units outstanding as of December 31, 2024	—	—	—	—	—	—	—	—	—	4,000	4,000	—
Units issued	—	—	—	—	—	—	—	—	—	—	—	—
Units repurchased	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of units between classes	—	—	—	—	—	—	—	—	—	—	—	—
Units outstanding as of March 31, 2025	—	—	—	—	—	—	—	—	—	4,000	4,000	—
Units issued	3,035,582	—	785,642	11,680,112	—	4,368,705	—	399,045	—	—	20,269,086	—
Units repurchased	—	—	—	—	—	—	—	—	—	(4,000)	(4,000)	—
Conversion of units between classes	—	—	—	—	—	—	—	—	—	—	—	—
Units outstanding as of June 30, 2025	3,035,582	—	785,642	11,680,112	—	4,368,705	—	399,045	—	—	20,269,086	—
Units issued	3,896,945	—	—	6,129,932	—	2,768,185	—	6,810	—	—	12,801,872	—
Units repurchased	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of units between classes	—	—	—	—	—	—	—	—	—	—	—	—
Units outstanding as of September 30, 2025	6,932,527	—	785,642	17,810,044	—	7,136,890	—	405,855	—	—	33,070,958	—

See notes to consolidated financial statements.

VistaOne, L.P.

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025
Operating Activities
Net increase/(decrease) in net assets resulting from operations	$72,951	$84,455
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized (appreciation) depreciation on investments	(101,851)	(113,717)
Net realized (gain) loss on investments	—	—
Issuance of Class E Units for Directors’ fees and expenses	75	60
Deferred offering cost amortization	374	—
Deferred financing cost amortization	680	—
Purchases of investments	(598,908)	(673,417)
Proceeds from sales of investments	—	—
Capital issued as payment of performance participation allocation	27,703	—
Changes in operating assets and liabilities:
Due from affiliate	(452)	(80)
Interest receivable	534	(843)
Due to Manager	7,696	17,070
Deferred offering costs	—	(750)
Accrued performance participation allocation	(14,580)	17,407
Management fee payable	874	—
Other accrued expenses and liabilities	254	—
Net cash used in operating activities	(604,650)	(669,815)
Financing Activities
Proceeds from issuance of units	477,491	874,931
Proceeds from line of credit	145,000	—
Repayment of line of credit	(105,000)	—
Issuance costs on line of credit	(3,496)	—
Payment on units repurchased	(75,612)	(100)
Receipt of early repurchase deduction	3,817	—
Payment of servicing fees	(3,097)	(448)
Net cash provided by financing activities	439,103	874,383
Cash and Cash Equivalents
Net increase /(decrease) in cash and cash equivalents	(165,547)	204,568
Cash and cash equivalents, beginning of period	369,333	100
Cash and cash equivalents, end of period	$203,786	$204,668
Supplemental Disclosure of Non-Cash Financing Activities
Servicing fees	$(4,859)	$14,268
Supplemental Disclosure of Other Cash Flow Information
Cash paid for interest	$2,448	$—

See notes to consolidated financial statements.

VistaOne, L.P.

Condensed Consolidated Schedule of Investments as of September 30, 2026 (Unaudited)

(Dollars in Thousands)

Investment	Asset	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments in Portfolio Companies(a)
Enterprise Software and Enterprise Technology Companies (b)
Agentic Enablement(c)
Other investment(s) in Equity		Americas	$12,498	0.7%
			12,498	0.7%
Collaboration
Smartsheet, Inc.	Equity interest held through VEPF Einstein Aggregator, L.P.	Americas	152,351	8.7%
			152,351	8.7%
Energy(c)
Other investment(s) in Equity		APAC	35,220	2.0%
			35,220	2.0%
Enterprise Resource Planning
S2P Intermediate Holdings, Inc. (dba Jaggaer, LLC)	Equity interest held through Javelin Aggregator, L.P.	Americas	98,993	5.6%
Other investment(s) in Equity		Americas	52,586	3.0%
			151,579	8.6%
Financial Services(c)
Other investment(s) in Equity		Americas	24,841	1.4%
Other investment(s) in Equity		Europe	8,000	0.5%
			32,841	1.9%
Government(c)
Other investment(s) in Equity		Americas	12,620	0.7%
			12,620	0.7%
Healthcare(c)
Other investment(s) in Equity		Americas	64,929	3.7%
			64,929	3.7%
Industrials
Acumatica Holdings, Inc.	Equity interest held through Axle Aggregator, L.P.	Americas	180,485	10.3%
Other investment(s) in Equity		Americas	30,500	1.7%
Other investment(s) in Equity		Europe	25,386	1.4%
			236,371	13.4%
Insurance(c)
Other investment(s) in Equity		Americas	35,951	2.0%
			35,951	2.0%
IT Operations
Nexthink SA	Equity interest held through Matterhorn Aggregator L.P.	Americas	287,896	16.4%
Picard Holdco, Inc. (dba Cloud Software Group)	Equity interest held through VEPF VIII Hubble Aggregator, L.P.	Americas	247,029	14.1%
Other investment(s) in Equity		Americas	35,004	2.0%
			569,929	32.5%
Legal, Risk & Compliance(c)
Other investment(s) in Equity		Americas	50,825	2.9%
			50,825	2.9%

VistaOne, L.P.

Condensed Consolidated Schedule of Investments as of September 30, 2026 - Continued (Unaudited)

(Dollars in Thousands)

Investment	Asset	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Sales & Marketing(c)
Other investment(s) in Equity		Europe	$73,325	4.2%
			73,325	4.2%
Security(c)
Other investment(s) in Equity		Americas	48,260	2.7%
			48,260	2.7%
Transportation(c)
Other investment(s) in Equity		Americas	55,411	3.2%
			55,411	3.2%
Sports, Entertainment & Recreation
Playlist Technologies, Inc.	Equity interest held through Saturn Newco Inc.	Americas	149,130	8.5%
			149,130	8.5%
Total Investments in Enterprise Software and Enterprise Technology Companies (Cost $1,397,897)(d)			$1,681,240	95.7%

Cash Equivalents
Money Market Fund
JPMorgan 100% U.S. Treasury Securities Money Market Fund, 3.80%(e)		N/A	203,536	11.6%
Total Cash Equivalents (Cost $203,536)			$203,536	11.6%

Total Investments and Cash Equivalents (Cost $1,601,433)(d)			$1,884,776	107.3%

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
(b)
Sector breakdown provided reflects the ultimate end market or services that the Fund’s investments in enterprise software and enterprise technology companies serve.
(c)
There were no single investments in this category whose fair value exceeded 5% of net assets at period end.
(d)
The cost of investments in enterprise software and enterprise technology companies in Americas, APAC and Europe were $1,273,154, $29,016 and $95,727, respectively.
(e)
Annualized 7-day yield as of period end.

See notes to consolidated financial statements.

VistaOne, L.P.

Condensed Consolidated Schedule of Investments as of December 31, 2025

(Dollars in Thousands)

Investment	Asset	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments in Portfolio Companies(a)
Enterprise Software Portfolio Companies(b)
Collaboration
Smartsheet, Inc.	Equity interest held through VEPF Einstein Aggregator, L.P.	Americas	$151,797	11.8%
			151,797	11.8%
Energy(c)
Other investment(s) in Equity		APAC	36,192	2.8%
			36,192	2.8%
Enterprise Resource Planning
S2P Intermediate Holdings, Inc. (dba Jaggaer, LLC)	Equity interest held through Javelin Aggregator, L.P.	Americas	94,564	7.4%
Other investment(s) in Equity		Americas	45,970	3.6%
			140,534	10.9%
Financial Services(c)
Other investment(s) in Equity		Americas	15,000	1.2%
			15,000	1.2%
Government(c)
Other investment(s) in Equity		Americas	10,710	0.8%
			10,710	0.8%
Healthcare(c)
Other investment(s) in Equity		Americas	37,584	2.9%
			37,584	2.9%
Industrials
Acumatica Holdings, Inc.	Equity interest held through Axle Aggregator, L.P.	Americas	172,972	13.5%
Other investment(s) in Equity		Americas	29,603	2.3%
Other investment(s) in Equity		Europe	24,500	1.9%
			227,075	17.7%
Insurance(c)
Other investment(s) in Equity		Americas	36,465	2.8%
			36,465	2.8%
IT Operations
Picard Holdco, Inc. (dba Cloud Software Group)	Equity interest held through VEPF VIII Hubble Aggregator, L.P.	Americas	181,874	14.2%
Other investment(s) in Equity		Americas	29,858	2.3%
			211,732	16.5%
Legal, Risk & Compliance(c)
Other investment(s) in Equity		Americas	53,126	4.1%
			53,126	4.1%

VistaOne, L.P.

Condensed Consolidated Schedule of Investments as of December 31, 2025 - Continued

(Dollars in Thousands)

Investment	Asset	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Security(c)
Other investment(s) in Equity		Americas	$46,760	3.6%
			46,760	3.6%
Transportation(c)
Other investment(s) in Equity		Americas	13,506	1.1%
			13,506	1.1%
Total Investments in Enterprise Software Portfolio Companies (Cost $798,989)(d)			$980,481	76.3%

Cash Equivalents
Money Market Fund
JPMorgan 100% U.S. Treasury Securities Money Market Fund, 3.73%(e)		N/A	369,083	28.7%
Total Cash Equivalents (Cost $369,083)			$369,083	28.7%

Total Investments and Cash Equivalents (Cost $1,168,072)(d)			$1,349,564	105.1%

APAC Asia Pacific.

N/A Not applicable.

(a)
Portfolio Companies are generally considered equity interests, which includes different forms of interests and rights and obligations that represent ownership in an entity or the right to acquire or dispose of ownership in an entity, including but not limited to (1) common equity, (2) preferred equity, (3) warrants and (4) other equity-linked securities. Each Portfolio Company is held through a deal-specific aggregator.
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

VistaOne, L.P.

Notes to Consolidated Financial Statements (Unaudited)

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

VistaOne, L.P.

Notes to Consolidated Financial Statements (Unaudited)

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

VistaOne, L.P.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

Income Taxes

The Fund is treated as a partnership for U.S. federal income tax purposes and files U.S. federal, state, and local tax returns as prescribed by the tax laws of the jurisdictions it operates in. The Fund is not subject to U.S. federal income tax but may be subject to certain state and local taxes. Any income, expenses, gains and losses are passed through to the unitholders of the Fund, and each unitholder is individually liable for the taxes on their share of the Fund’s taxable income or loss. There were no income taxes incurred by the Fund for the three and nine months ended September 30, 2026 or during the year ended December 31, 2025.

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

VistaOne, L.P.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

Recent Accounting Pronouncements

The Fund considers the applicability and impact of all accounting standard updates (“ASUs”) issued by the FASB. The Fund has assessed currently issued ASUs and has determined that ASUs not listed are not applicable or are expected to have minimal impact on its consolidated financial statements.

In September 2026, the FASB issued ASU 2026-03, “Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions.” The ASU creates an exception to Topic 820 for investment companies within the scope of Topic 946. It requires them to consider a contractual restriction on the sale of an equity security when measuring the security’s fair value, and to disclose the amount of the discount attributable to the restriction. The ASU is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual periods, with early adoption permitted on or after the date of issuance. The Fund is currently assessing the impact of this guidance, as well as the timing of adoption, however, the Fund does not expect the ASU to have a material effect on its consolidated financial statements, as it did not hold equity securities subject to contractual sale restrictions as of September 30, 2026.

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

VistaOne, L.P.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

Fair Value Hierarchy

Various inputs are used in determining the fair value of financial instruments at the measurement date. Inputs may be based on independent market data (“observable inputs”) or they may be internally developed (“unobservable inputs”). ASC Topic 820, Fair Value Measurement (“ASC 820”), establishes a hierarchical disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily observable inputs or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment in measuring fair value.

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

Fair Value Measurements

The following tables summarize the Fund’s investments categorized in the fair value hierarchy:

	September 30, 2026
Investments	Level 1	Level 2	Level 3	Total
Portfolio Companies	$—	$—	$1,681,240	$1,681,240
Money Market Fund	203,536	—	—	203,536
Total	$203,536	$—	$1,681,240	$1,884,776

	December 31, 2025
Investments	Level 1	Level 2	Level 3	Total
Portfolio Companies	$—	$—	$980,481	$980,481
Money Market Fund	369,083	—	—	369,083
Total	$369,083	$—	$980,481	$1,349,564

VistaOne, L.P.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

The following table summarizes the valuation techniques and significant inputs used to determine the valuation of investments categorized in Level 3 of the fair value hierarchy as of September 30, 2026.

Investments	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average	Impact to Valuation from an Increase in Input(a)
Portfolio Companies	$1,656,009	Discounted Cash Flow Method	Revenue Growth Rate	(11.0)% - 51.0%	13.6%	Increase
			EBITDA Margin	(22.8)% - 74.7%	38.4%	Increase
			Weighted Average Cost of Capital	11.2% - 33.8%	20.4%	Decrease
			Terminal Revenue Multiple	6.8x - 10.0x	7.7x	Increase
			Terminal EBITDA Multiple	10.0x - 28.0x	17.1x	Increase

		Market Approach	Revenue Multiple	4.0x - 13.0x	7.9x	Increase
			EBITDA Multiple	10.8x - 30.0x	17.3x	Increase

	12,498	Market Adjusted OPM Backsolve	Market Equity Adjustment⁽ᵇ⁾	0.5%	N/A	Increase
			Volatility	55.0% - 65.0%	60.0%	Increase

		Common Stock Equivalent	N/A

	12,733	Transaction Price	N/A

(a)
Represents the directional change in the fair value of the Level 3 investment(s) that would have resulted from an increase in the corresponding input at period end. A decrease in the unobservable input would have had the opposite effect. Significant increases and decreases in these inputs in isolation could result in significantly higher or lower fair value measurements.
(b)
Represents the adjustment applied to reflect changes in market valuations of comparable public companies between the date of the Portfolio Company’s most recent financing or transaction and the measurement date.

VistaOne, L.P.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

The following table summarizes the valuation techniques and significant inputs used to determine the valuation of investments categorized in Level 3 of the fair value hierarchy as of December 31, 2025.

Investments	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average	Impact to Valuation from an Increase in Input(a)
Portfolio Companies	$928,187	Discounted Cash Flow Method	Revenue Growth Rate	(3.0)% - 38.9%	13.0%	Increase
			EBITDA Margin	(0.2)% - 72.8%	42.6%	Increase
			Weighted Average Cost of Capital	11.8% - 32.9%	18.9%	Decrease
			Terminal Revenue Multiple	7.5x - 10.0x	8.0x	Increase
			Terminal EBITDA Multiple	10.0x - 23.0x	18.1x	Increase

		Market Approach	Revenue Multiple	5.0x - 13.0x	8.6x	Increase
			EBITDA Multiple	9.8x - 31.5x	19.6x	Increase

	52,294	Transaction Price	N/A

(a)
Represents the directional change in the fair value of the Level 3 investment(s) that would have resulted from an increase in the corresponding input at period end. A decrease in the unobservable input would have had the opposite effect. Significant increases and decreases in these inputs in isolation could result in significantly higher or lower fair value measurements.

The following tables provide a reconciliation of the Fund’s Level 3 investments for which significant unobservable inputs were used in determining fair value for the three and nine months ended September 30, 2026 and 2025.

	For the Three Months Ended September 30,
	2026	2025
	Investments in Portfolio Companies	Investments in Portfolio Companies
Balance, beginning of period	$1,604,751	$388,044
Purchases	16,743	332,564
Sales	—	—
Net realized gain	—	—
Net change in unrealized appreciation (depreciation)(a)	59,746	66,526
Balance, end of period	$1,681,240	$787,134
Net change in unrealized appreciation (depreciation) on investments still held at reporting date	59,746	66,526

(a)
Included in the related Net change in unrealized appreciation (depreciation) in the Consolidated Statements of Operations.

VistaOne, L.P.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

	For the Nine Months Ended September 30,
	2026	2025
	Investments in Portfolio Companies	Investments in Portfolio Companies
Balance, beginning of period	$980,481	$—
Purchases	598,908	673,417
Sales	—	—
Net realized gain	—	—
Net change in unrealized appreciation (depreciation)(a)	101,851	113,717
Balance, end of period	$1,681,240	$787,134
Net change in unrealized appreciation (depreciation) on investments still held at reporting date	101,851	113,717

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

Performance Participation Allocation

The General Partner or an affiliate thereof, is allocated and paid as a distribution an incentive allocation (the “Performance Participation Allocation”) equal to 15% of the total return, subject to a 5% annual hurdle amount and a high-water mark with a 100% catch-up. The Performance Participation Allocation is calculated based on the Fund’s Transactional NAV attributable to an investor’s Units. Such allocation is measured on a calendar year basis, paid annually and accrued monthly (subject to prorating for partial periods), payable either in cash, Units of the Fund and/or shares, units or interests of any vehicles used to aggregate the holdings of the Fund (the “Lower Funds”). The Recipient is not obligated to return any portion of the Performance Participation Allocation paid due to the subsequent performance of the Fund. Class E and Class V Units (the “Vista Units”) do not pay a Performance Participation Allocation.

For the three and nine months ended September 30, 2026, the Fund recognized $12,101 and $13,123 of Performance Participation Allocation in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2025, the Fund recognized $10,194 and $17,407 of Performance Participation Allocation in the Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, the Fund accrued $13,123 and $27,703, respectively, of Performance Participation Allocation in the Consolidated Statements of Assets and Liabilities.

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

VistaOne, L.P.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

The interests owned by the General Partner are reported as General Partner redeemable non-controlling interests in consolidated entities on the Consolidated Statements of Assets and Liabilities. The interests owned by the General Partner are not subject to the repurchase program or the early repurchase deduction and may be redeemed at the General Partner’s request in cash or converted into Vista Units. The Fund accounts for redeemable equity in accordance with ASC Topic 480-10-S99, Distinguishing Liabilities from Equity (“ASC 480”), which states redemption provisions not solely within the control of the Fund require non-controlling interests subject to redemption to be classified outside of permanent equity. The redeemable non-controlling interests in consolidated entities are initially recorded at their original issuance price and are subsequently allocated their proportionate share of the underlying profits or losses. The Fund adjusts the redeemable equity to its full redemption value, which equals the fair value of the interests, on a monthly basis. The General Partner held no Units in the Fund as of September 30, 2026 and held no Units or interest in the Fund as of December 31, 2025.

Investment Management Agreement

Pursuant to the amended and restated investment management agreement (the “IMA”) with the Manager, dated August 11, 2025, the Manager is entitled to receive a management fee (the “Management Fee”).

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

For the three and nine months ended September 30, 2026, the Manager earned $3,630 and $9,460 in gross Management Fees, respectively. For the three and nine months ended September 30, 2026, there were no Management Fees waived.

For the three and nine months ended September 30, 2025, the Manager earned $1,555 and $2,364 in gross Management Fees, which were waived by the Manager. As of September 30, 2026 and December 31, 2025, the Fund owed the Manager $2,452 and $1,578, respectively, of Management Fees.

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

VistaOne, L.P.

Notes to Consolidated Financial Statements (Unaudited)

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

Due to Manager

Due to Manager is comprised of $23,222 advanced by the Manager pursuant to the Expense Support Agreement and $4,176 for operating expenses paid by the Manager on behalf of the Fund.

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

Investments

During the three months ended September 30, 2026, the Fund acquired an investment in one Portfolio Company from Vista and its affiliates at cost, totaling $4,010. Based on the most recent shares outstanding data available, which is as of November 4, 2026, Vista, certain of its affiliates and certain Vista personnel, including Vista’s Chairman and Chief Executive Officer, and Chairman of the Fund, held directly or indirectly less than 1% of the total outstanding equity in such Portfolio Company. During the nine months ended September 30, 2026, the Fund acquired investments in fifteen Portfolio Companies from Vista and its affiliates at cost or cost plus a financing charge, totaling $135,450, of which $6,317 relates to financing charges that are capitalized into the cost of the investment as required by ASC 946.

Other Transactions

For the three and nine months ended September 30, 2026, General and Administrative Expenses on the Consolidated Statements of Operations includes costs of $257 and $591, respectively, that are charged or specifically attributed to or allocated by the General Partner, the Manager or their respective affiliates to provide in-house services to the Fund and/or its investments in Portfolio Companies pursuant to the Fund LPA. For both the three and nine months ended September 30, 2025, $626 of costs for in-house services were included in General and Administrative Expenses and $221 were included in Organizational Expenses on the Consolidated Statements of Operations.

VistaOne, L.P.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

5. Net Assets

As of September 30, 2026, the Fund offers or offered nine classes of Units to third party investors of the Fund: Class A-B Units, Class B Units, Class A-D Units, Class D Units, Class A-I Units, Class I Units, Class A-S Units, Class S Units and Class R Units. Additionally, the Fund offers Class E Units to Vista affiliates, officers, directors, employees and certain strategic partners, in Vista’s sole discretion. The key differences between each such Unit class relate to the ongoing servicing fees, upfront subscription fees, Management Fees and Performance Participation Allocation.

The Fund, at the discretion of the General Partner, has the authority to issue an unlimited number of Units of each Unit class. As of September 30, 2026, no Class D Units have been issued since inception.

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

Unit issuances related to monthly subscriptions are effective as of the first calendar day of each month. Units are issued at a price per Unit equivalent to the Fund’s most recent Transactional NAV per Unit for each class, which is the Fund’s prior month-end Transactional NAV per Unit. The Consolidated Statements of Changes in Net Assets provides a summary of the Units issued through September 30, 2026 and September 30, 2025.

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

During the three and nine months ended September 30, 2026, the Fund repurchased 7,279 and 842,064 Units of Class A-B Units, pursuant to its repurchase program, at an average price per Unit of $31.50 and $30.49, respectively.

During the nine months ended September 30, 2026, the Fund repurchased 385,642 Units of Class A-D Units, pursuant to its repurchase program, at an average price per Unit of $30.56. The Fund did not repurchase any Class A-D Units during the three months ended September 30, 2026.

During the three and nine months ended September 30, 2026, the Fund repurchased 797,971 and 898,149 Units of Class A-I Units, respectively, including through the Feeder’s investment in the Fund, pursuant to its repurchase program, at an average price per Unit of $31.70 and $31.59, respectively.

During the three and nine months ended September 30, 2026, the Fund repurchased 87,564 and 315,508 Units of Class A-S Units, pursuant to its repurchase program, at an average price per Unit of $31.37 and $30.65, respectively.

During the three and nine months ended September 30, 2026, the Fund repurchased 1,803 Units of Class I Units, through the Feeder’s investment in the Fund, pursuant to its repurchase program, at an average price per Unit of $31.51.

VistaOne, L.P.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

The Fund did not repurchase any Units under its unit repurchase program during the three and nine months ended September 30, 2025.

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

The parties to the Credit Agreement include the Borrower, with VistaOne DE SPV GP, LLC, a Delaware limited liability company, as general partner of the Borrower, Goldman Sachs Bank USA, as administrative agent and calculation agent (in such capacity, the “Administrative Agent”) and as a lender (together with certain other lenders from time to time party thereto (collectively, the “Lenders”)) and The Bank of New York Mellon, as collateral agent (the “Collateral Agent”). The Credit Agreement matures on March 31, 2029, subject to two one-year extension options requiring the consent of the Administrative Agent and the Lenders and the satisfaction of certain customary conditions.

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

The Borrower may use the proceeds of loans for any purpose permitted by the Constituent Documents (as defined in the Credit Agreement) of the Fund and the Borrower, including to (i) fund the equity portion of the purchase price of Portfolio Investments (as defined in the Credit Agreement), (ii) fund Distributions (as defined in the Credit Agreement), and (iii) pay fees, costs and expenses incurred in connection with any of the foregoing or the transactions contemplated by the Credit Agreement.

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

VistaOne, L.P.

Notes to Consolidated Financial Statements (Unaudited)

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

As of September 30, 2026, the Fund incurred $3,496 of costs associated with entry into the Credit Agreement. These costs have been capitalized over the initial term of the Credit Agreement within Deferred Financing Costs on the Consolidated Statements of Assets and Liabilities. As of September 30, 2026, total remaining unamortized deferred financing costs for the Credit Agreement were $2,816.

As of September 30, 2026, the Fund had $40,000 outstanding under the Credit Agreement. As of September 30, 2026, the effective interest rate on borrowings outstanding was 7.2%. During the three and nine months ended September 30, 2026, the Fund incurred interest expense of $1,007 and $2,449, respectively under the Credit Agreement.

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

Contingencies

From time to time, the Fund may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with Portfolio Companies the Fund has an interest in. The Fund may also be subject to regulatory proceedings. As of September 30, 2026, the Fund is not subject to any material legal or regulatory proceedings.

Indemnifications

In the normal course of business, the Fund may enter into contracts that contain general indemnification clauses. The Fund’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Fund, which cannot be predicted with any certainty.

VistaOne, L.P.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

8. Financial Highlights

The following financial highlights relate to investment performance and operations for each class of Unit outstanding for the nine months ended September 30, 2026.

Per Unit Data	Class A-B	Class B	Class A-D	Class A-I	Class I	Class A-S	Class S	Class E	Class R
Net asset value per unit, beginning of period	$29.84	$—	$29.85	$30.55	$—	$29.20	$—	$31.38	$—
Contributions for Units issued	0.93	30.84	—	0.39	30.87	1.08	30.44	1.14	25.61
Distributions for Units redeemed	(0.06)	—	(0.52)	(0.04)	(0.02)	(0.05)	—	—	—
Early repurchase deduction	0.06	0.03	0.08	0.08	0.07	0.06	0.06	0.06	0.02
Conversion of Units between classes	—	—	—	0.03	0.04	(0.07)	—	(0.66)	—
Net investment income/(loss)(a)	(0.92)	(0.30)	0.01	(0.47)	(0.45)	(1.11)	(0.10)	(0.73)	(1.02)
Net change in unrealized appreciation (depreciation) on investments(a)	1.73	2.29	1.09	1.83	2.31	1.76	2.18	1.89	2.23
Management fees	(0.17)	(0.20)	(0.17)	(0.18)	(0.20)	(0.17)	(0.20)	—	(0.13)
Accrued servicing fees	(0.05)	(0.88)	0.22	—	—	—	(1.39)	—	—
Performance participation allocation	(0.23)	(0.30)	(0.18)	(0.24)	(0.30)	(0.23)	(0.28)	—	(0.31)
Net increase/(decrease) in net assets	1.29	31.48	0.53	1.40	32.32	1.27	30.71	1.70	26.40
Net Asset Value per Unit, end of period	$31.13	$31.48	$30.38	$31.95	$32.32	$30.47	$30.71	$33.08	$26.40

Units outstanding, end of period	8,399,004	365,354	400,000	26,303,611	4,439,174	9,080,336	3,248,648	397,580	3,734,849

Total return, at net asset value(b)(c)	4.32%	2.08%	1.78%	4.58%	4.70%	4.35%	0.89%	5.42%	3.08%

Ratios to weighted-average net assets(b):
Management fees	(0.58)%	(0.64)%	(0.59)%	(0.57)%	(0.63)%	(0.59)%	(0.65)%	N/A	(0.50)%
Performance participation allocation	(0.78)%	(0.99)%	(0.61)%	(0.77)%	(0.96)%	(0.79)%	(0.95)%	N/A	(1.17)%
Total expenses(d)	(1.40)%	(1.10)%	(1.44)%	(1.37)%	(1.11)%	(1.43)%	(1.18)%	(0.82)%	(0.94)%
Net investment loss	(1.76)%	(1.88)%	(1.58)%	(1.74)%	(1.87)%	(1.79)%	(1.91)%	(0.40)%	(1.91)%

VistaOne, L.P.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

The following financial highlights relate to investment performance and operations for each class of Unit outstanding for the nine months ended September 30, 2025.

Per Unit Data	Class A-B	Class A-D	Class A-I	Class A-S	Class E
Net asset value per unit, beginning of period	$—	$—	$—	$—	$—
Contributions for Units issued	26.91	25.46	26.35	26.47	25.13
Distributions for Units redeemed	—	—	—	—	—
Early repurchase deduction	—	—	—	—	—
Conversion of Units between classes	—	—	—	—	—
Net investment loss(a)	(1.47)	(0.83)	(1.61)	(1.12)	(0.80)
Net change in unrealized appreciation (depreciation) on investments(a)	4.99	4.98	5.02	5.01	5.17
Management fees, net	—	—	—	—	—
Accrued servicing fees	(1.26)	(0.40)	—	(1.84)	—
Performance participation allocation	(0.78)	(0.78)	(0.78)	(0.78)	—
Net increase/(decrease) in net assets	28.39	28.43	28.98	27.74	29.50
Net Asset Value per Unit, end of period	$28.39	$28.43	$28.98	$27.74	$29.50

Units outstanding, end of period	6,932,527	785,642	17,810,044	7,136,890	405,855

Total return, at net asset value(b)(c)	5.50%	11.67%	9.98%	4.80%	17.39%

Ratios to weighted-average net assets(b):

Management fees	(0.39)%	(0.39)%	(0.39)%	(0.40)%	N/A
Management fees after fees waived	0.00%	0.00%	0.00%	0.00%	N/A
Performance participation allocation	(2.87)%	(2.89)%	(2.85)%	(2.97)%	N/A
Total expenses(d)	(2.64)%	(3.25)%	(3.11)%	(3.12)%	(3.90)%
Total expenses after fees waived(d)	(2.25)%	(2.86)%	(2.72)%	(2.72)%	(3.90)%
Net investment loss	(4.41)%	(4.98)%	(4.84)%	(4.93)%	(3.09)%
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

The Fund is structured as a perpetual-life vehicle, with monthly, fully funded subscriptions and a quarterly repurchase program. Vista Equity Partners Management, LLC (“Vista”) established the Fund to provide eligible individual investors with access to Vista’s private equity platform. The Fund is designed to invest across all of Vista’s private equity strategies, which are focused on sourcing, acquiring and operating software companies across the spectrum of the “Small Cap”, “Mid Cap” and “Large Cap” opportunity set. As of September 30, 2026, Vista has a controlling interest in a majority of the Portfolio Companies the Fund invests in, but the Fund does not have a controlling interest in any Portfolio Company.

The Fund’s investment objective is to acquire interests in enterprise software, data, and technology-enabled solutions companies (“Portfolio Company Investments”) with value creation potential, to deliver medium-to-long-term capital appreciation. Vista’s focus on enterprise software and enterprise technology companies across a broad range of maturity enables us to develop an adaptable, analytical growth approach. The Fund leverages Vista’s operational and investment capabilities to seek to transform target companies into profitable, growth-oriented businesses with predictable cash flows. In doing so, the Fund aims to provide investors with the ability to allocate into a private equity alternative that benefits from Vista’s sector-focused approach.

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

Business Environment and Outlook

Changes in macroeconomic conditions and regulatory policies can materially affect the values of the Fund’s Portfolio Company Investments, the Manager’s ability to source attractive Portfolio Company Investments and the Manager’s ability to deploy Fund capital. Notwithstanding these conditions, management believes the Fund’s strategy and Vista’s operational focus on enterprise software and enterprise technology companies may enable differentiation from public markets and drive greater growth potential relative to other less operationally-focused managers.

During the three months ended September 30, 2026, inflation remained elevated as the U.S. Consumer Price Index (“CPI”) rose from 3.5% year-over-year in June 2026 to 3.7% in September 2026. The increase was driven primarily by higher energy prices stemming from the ongoing Middle Eastern conflict. After holding the federal funds rate steady at 3.50%-3.75% at its July 2026 meeting, the Federal Reserve raised the target range by 25 basis points to 3.75%-4.00% in September 2026, its first rate increase since 2023. The labor market continued to cool during the quarter as job growth remained subdued through September 2026, and the unemployment rate remained in the 4.1% to 4.2% range.

U.S. equity markets gained 2.3% during the third quarter of 2026, as strong corporate earnings, particularly among large-capitalization technology companies benefiting from artificial intelligence (“AI”) investment were offset by expectations of tighter Federal Reserve monetary policy, a sharp rise in Treasury yields and renewed energy price pressure from the continuing Middle Eastern conflict. The S&P 500 reached new all-time highs, although gains were concentrated in a narrow group of the largest companies while small-capitalization and rate-sensitive sectors declined. Oil prices rose above $100 per barrel in September, and the 10-year U.S. Treasury yield ended the quarter at approximately 5.3%, its highest level since 2002, as markets priced in further rate increases following the Federal Reserve’s September 2026 rate hike.

Second-quarter earnings, reported through August, offered further evidence that the software sector’s AI transition is producing tangible results, helping public software stocks rebound during the third quarter as concerns about AI-driven disruption eased. Companies that demonstrated AI-driven revenue and capabilities led the rebound, re-rating higher and outpacing both the broader software sector and the overall equity market. Even so, public software markets remain volatile as the sector continues through a period of transition, and management believes enterprise adoption of AI will play out over an extended cycle rather than resolve in the near term. Management believes incumbent enterprise software and enterprise technology providers remain well positioned to capture the value of agentic AI.

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

However, sustained volatility, regulatory policies and general market events, including those that affect enterprise software, enterprise technology, or AI, could impact the Fund and its operating results.

Recent Developments

As of September 30, 2026, the Fund has issued Units for total subscriptions of $1,641 million since inception, of which $108.8 million was issued during the three months ended September 30, 2026. Subsequent to September 30, 2026, the Fund issued Units for an additional $29.1 million in connection with the closing as of October 1, 2026.

As of September 30, 2026, the Fund’s portfolio consists of 26 Portfolio Company Investments, with an aggregate fair value of $1,681 million.

During October 2026, the Fund acquired an additional incremental equity interest in a Portfolio Company Investment from a Vista affiliate at cost, totaling $16.0 million. Based on the most recent shares outstanding data available, which is as of November 4, 2026, Vista, certain of its affiliates and certain Vista personnel, including Vista’s Chairman and Chief Executive Officer, and Chairman of the Fund, held directly or indirectly less than 1% of the total outstanding equity in such Portfolio Company.

During October 2026, the Fund acquired a Portfolio Company Investment in TipHaus, Inc. for $6.0 million.

Performance Summary

Since inception in April 2025, the Fund has delivered positive performance across all classes of Units outstanding:

		September 30, 2026(a)
Unit Class	Inception Date	Quarter to Date Total Return	Year to Date Total Return	Inception to Date Total Return(b)
Class A-B	April 1, 2025	2.20%	4.19%	18.38%
Class B	April 1, 2026	2.39%	5.20%	(c)
Class A-D	April 1, 2025	2.27%	4.53%	18.78%
Class A-I	April 1, 2025	2.37%	4.62%	19.01%
Class I	April 1, 2026	2.57%	5.51%	(c)
Class A-S	April 1, 2025	2.11%	3.93%	17.97%
Class S	April 1, 2026	2.30%	5.01%	(c)
Class E	April 1, 2025	3.47%	5.50%	23.49%
Class R	April 1, 2026	2.59%	5.59%	(c)

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

Investment Portfolio

As of September 30, 2026, the Fund’s top 10 Portfolio Company Investments, based on fair value and listed in alphabetical order, were:

Portfolio Company Investments in Enterprise Software Solutions	Market Cap	End Market(1)	Description
Acumatica Holdings, Inc.	Large	Industrials	Cloud-native enterprise resource planning software for small and mid-market businesses in complex verticals.

Avalara, Inc.	Large	Legal, Risk & Compliance	SaaS software solution for indirect tax compliance to streamline registration, calculations and returns.

Picard Holdco, Inc. (dba Cloud Software Group)	Large	IT Operations	Mission-critical enterprise software solutions across data, automation, insight and collaboration.

S2P Intermediate Holdings, Inc. (dba Jaggaer, LLC)	Large	Enterprise Resource Planning	Enterprise procurement and supplier collaboration software.

KnowBe4, Inc.	Large	Security	Enterprise cybersecurity training and solutions software that address the human element of security.

Nexthink SA	Large	IT Operations	AI-powered digital employee experience software platform.

Pipedrive, Inc.	Large	Sales & Marketing	Customer Relationship Management software platform for small-to-medium businesses.

Playlist Technologies, Inc.	Large	Sports, Entertainment & Recreation	Technology platform for the fitness, beauty and wellness services industries.

Redwood Software	Large	Enterprise Resource Planning	Enterprise automation software platform for mission-critical business and IT processes.

Smartsheet, Inc.	Large	Collaboration	Cloud-based collaborative work management software platform for modern businesses.

(1)
End market sector exposure provided reflects the ultimate end market or service the Fund’s Portfolio Company Investments in enterprise software and enterprise technology companies serve.

The charts below present the classification of the Fund’s composition of Portfolio Company Investments by size, geography and end market exposure based on the fair value of the Portfolio Company Investments as of September 30, 2026:

Portfolio Construction By Size

83%
9%
7%
1%
Large cap
Mid cap
Small cap
Agentic Enablement

Geography

92%
6%
2%
North America
Europe
APAC

End Market Exposure

34%
14%
9%
9%
9%
4%
4%
3%
3%
3%
2%
2%
2%
1%
1%
IT Operations
Industrials
Collaboration
Enterprise Resource Planning
Sports, Entertainment & Recreation
Sales & Marketing
Healthcare
Legal, Risk & Compliance
Transportation
Security
Insurance
Energy
Financial Services
Government
Agentic Enablement

•
Percentage of fair value may not add due to rounding.
•
End market sector exposure provided reflects the ultimate end market or service the Fund’s Portfolio Company Investments in enterprise software and enterprise technology companies serve.

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

For the three and nine months ended September 30, 2026 and September 30, 2025, the Fund did not dispose of any investments and did not recognize any realized gain or loss. The Fund recorded a net change in unrealized appreciation on investments for the three and nine months ended September 30, 2026 of $59.7 million and $101.9 million, respectively. For the three and nine months ended September 30, 2025, the Fund recorded a net change in unrealized appreciation on investments of $66.5 million and $113.7 million, respectively. A portion of the net change in unrealized appreciation on investments is attributable to investments acquired throughout the three and nine months ended September 30, 2026 and September 30, 2025 at cost or at cost plus a financing fee from Vista or its affiliates and subsequently fair valued as of period end. Excluding these transactions, the net change in unrealized appreciation on investments would be lower and may not be indicative of future performance.

Vista and its affiliates initially acquired the Portfolio Companies up to 30 months prior to the Fund’s acquisition and did not recognize a gain on sale of investments for these transactions beyond any financing fee received.

For the three and nine months ended September 30, 2026, the Fund generated $1.9 million and $6.3 million, respectively, of interest income from its investments in money market funds. Compared to the three and nine months ended September 30, 2025, interest income decreased by $0.6 million and increased by $1.8 million, respectively, driven by relative capital activity and corresponding cash balances.

Expenses

For the three and nine months ended September 30, 2026, the Fund incurred $19.8 million and $35.2 million in gross expenses, respectively, an increase of $4.2 million and decrease of $1.0 million, respectively, as compared to the three and nine months ended September 30, 2025. The increase for the three months ended is primarily resulting from increases in Management Fees, Performance Participation Allocation and Interest Expense. The decrease for the nine-month period is primarily resulting from decreases in Performance Participation Allocation and Organizational Expenses, offset by increases in Management Fees and Interest Expense.

Performance Participation Allocation for the three and nine months ended September 30, 2026 increased $1.9 million and decreased $4.3 million compared to the corresponding periods in 2025. The Performance Participation Allocation for both the three and nine months ended September 30, 2026 was generated by all Investor unit classes. The Anchor Units contributed $10.6 million for both periods and had surpassed their annual hurdle as of September 30, 2026, having not surpassed it as of June 30, 2026 as a result of the net unrealized depreciation on investments recognized during the three months ended March 31, 2026. The Class B, Class I, Class S and Class R Units, which commenced operations on April 1, 2026, contributed $1.5 million and $2.5 million for the three and nine months ended September 30, 2026, respectively, and had surpassed their annual hurdle as of September 30, 2026. For the three and nine months ended September 30, 2025, the Anchor Units had surpassed their annual hurdle.

Organizational Expenses decreased $7.8 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. There were no Organizational Expenses for the three months ended September 30, 2026 or 2025. Organizational Expenses represent costs the Fund incurred prior to commencement of principal operations which were recognized by the Fund on April 1, 2025 at the time it began investment operations.

For the three and nine months ended September 30, 2026, the Fund had $3.6 million and $9.5 million, respectively, of gross Management Fees, an increase of $2.1 million and $7.1 million, respectively, compared to the three and nine months ended September 30, 2025. The increase is primarily due to an increase in Transactional NAV (as defined below). Management Fees were waived in full for the three and nine months ended September 30, 2025, while no Management Fees were waived for the three and nine months ended September 30, 2026. For definitions and a discussion of the Management Fee and Performance Participation Allocation, see Note 4. Related Party Transactions to the consolidated financial statements included in Part I. Item 1. Financial Statements in this report.

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

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three and nine months ended September 30, 2026, the net increase in net assets resulting from operations was $41.8 million and $73.0 million, respectively, resulting primarily from an unrealized appreciation on investments of $59.7 million and $101.9 million, respectively. Compared to the three months ended September 30, 2025, the net increase in net assets resulting from operations decreased $13.1 million, due primarily to lower unrealized appreciation on investments of $6.8 million and an increase in net investment loss of $6.3 million, driven mainly by management fees no longer being waived. Compared to the nine months ended September 30, 2025, the net increase in net assets resulting from operations decreased $11.5 million, primarily due to lower net change in unrealized appreciation on investments of $11.9 million, partially offset by a decrease in net investment loss of $0.4 million. For the three and nine months ended September 30, 2026, the net increase in net assets resulting from operations is composed of $40.8 million and $71.5 million attributable to Fund unitholders, respectively, and $1.0 million and $1.4 million, respectively, attributable to General Partner redeemable non-controlling interests in consolidated entities.

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

As of September 30, 2026, the Fund had $203.8 million in cash and cash equivalents, which includes $203.5 million of investments in money market funds. The decrease of $165.5 million in cash and cash equivalents as compared to $369.3 million as of December 31, 2025 is primarily driven by $598.9 million in acquisitions of Portfolio Company Investments during the nine months ended September 30, 2026, offset by net proceeds from the continuous offering of Units and the outstanding cash balance under the revolving credit facility.

As of September 30, 2026, debt financing available to the Fund consisted of a revolving credit facility. The Fund had $40.0 million in aggregate principal of debt outstanding as of September 30, 2026 and $105.0 million of additional available borrowing capacity as of September 30, 2026. As of September 30, 2026, the Fund was in compliance with all financial covenants under the credit facility. The Fund may continue, from time to time, to increase the size of the existing credit facility, enter into additional credit facilities or issue other forms of debt. Any such incurrence or issuance would be subject to prevailing market conditions, the Fund’s liquidity requirements, contractual restrictions and other factors. The Fund had no indebtedness as of December 31, 2025.

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

During the three and nine months ended September 30, 2026, the Fund repurchased 7,279 and 842,064 Units of Class A-B Units, respectively, pursuant to its repurchase program, at an average price per Unit of $31.50 and $30.49, respectively.

During the nine months ended September 30, 2026, the Fund repurchased 385,642 Units of Class A-D Units, pursuant to its repurchase program, at an average price per Unit of $30.56. The Fund did not repurchase any Class A-D Units during the three months ended September 30, 2026.

During the three and nine months ended September 30, 2026, the Fund repurchased 797,971 and 898,149 Units of Class A-I Units, respectively, including through the Feeder’s investment in the Fund, pursuant to its repurchase program, at an average price per Unit of $31.70 and $31.59, respectively.

During the three and nine months ended September 30, 2026, the Fund repurchased 87,564 and 315,508 Units of Class A-S Units, respectively, pursuant to its repurchase program, at an average price per Unit of $31.37 and $30.65, respectively.

During the three and nine months ended September 30, 2026, the Fund repurchased 1,803 Units of Class I Units, through the Feeder’s investment in the Fund, pursuant to its repurchase program, at an average price per Unit of $31.51.

The Fund did not repurchase any Units under its unit repurchase program during the three or nine months ended September 30, 2025.

Contractual Obligations and Commitments

For contractual obligations and commitments extending beyond September 30, 2026, see Note 7. Commitments and Contingencies to the consolidated financial statements included in Part I. Item 1. Financial Statements in this report.

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

The following table provides details of the major components of the Fund’s Transactional NAV as of September 30, 2026(1):

Components of Transactional NAV
Investments at fair value (cost of $1,397,897)	$1,681,240
Cash and cash equivalents	203,786
Other assets	4,012
Other liabilities(2)(3)	(44,430)
Accrued performance participation allocation	(13,123)
Accrued servicing fees(4)	(792)
Management fee payable	(2,452)
General Partner redeemable non-controlling interests in consolidated entities(5)	(29,192)
Unitholder Transactional NAV	$1,799,049
Number of Units outstanding	56,368,556

(1)
Dollars in thousands, except Unit data.
(2)
Other liabilities include $40,000 outstanding under the Credit Agreement as of September 30, 2026. Additional details regarding the Credit Agreement are included within Note 6. Line of Credit to the consolidated financial statements included in Part I. Item 1. Financial Statements in this report.
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
(4)
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
(5)
Unitholder Transactional NAV excludes General Partner redeemable non-controlling interests in consolidated lower funds for which no Units are issued or outstanding at the Fund.

The following table provides details of Unitholder Transactional NAV and the Transactional NAV per Unit by class as of September 30, 2026(1):

	Class A-B Units	Class B Units	Class A-D Units	Class A-I Units	Class I Units	Class A-S Units	Class S Units	Class E Units	Class R Units	Total
Transactional NAV of outstanding Units	$270,452	$11,716	$12,946	$853,701	$143,492	$290,875	$103,636	$13,639	$98,592	$1,799,049
Number of outstanding Units	8,399,004	365,354	400,000	26,303,611	4,439,174	9,080,336	3,248,648	397,580	3,734,849	56,368,556
Transactional NAV per Unit	$32.20	$32.07	$32.37	$32.46	$32.32	$32.03	$31.90	$34.31	$26.40

(1)
Dollars in thousands, except Unit data.

Reconciliation of GAAP NAV to Transactional NAV

The following table reconciles the Fund’s Unitholder GAAP NAV to Unitholder Transactional NAV as of September 30, 2026(1):

Unitholder GAAP NAV	$1,757,110
Adjustments:
Organizational, offering and other fund expenses(2)	23,152
Accrued servicing fees(3)	18,787
Deferred tax liabilities of certain taxable intermediate entities(4)	—
Unitholder Transactional NAV	$1,799,049

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

The Fund has established monthly procedures to determine the valuation of the Fund’s Portfolio Company Investments. The results of all valuations of Portfolio Company Investments are reviewed by the VistaOne valuation subcommittee, which consists of key Fund personnel, a majority of which are control function representatives. Further, when making fair value determinations for assets that do not have a reliable readily available market price, the General Partner engages one or more independent valuation advisors to provide positive assurance (i.e., an affirmative conclusion) regarding the reasonableness of such valuations as of the relevant measurement date. The independent valuation advisor provides such positive assurance on a monthly basis throughout the year. Additionally, the independent valuation advisor provides a more detailed “range of value” analysis (i.e., an independently derived estimate of the low-to-high range within which fair value is considered reasonable) on a rolling basis throughout the year, such that the value of the Fund’s Portfolio Company Investments may be estimated by an independent valuation advisor at different times during the year but that the independent valuation advisor provides a range of value on each Portfolio Company Investment at least once per year. From time to time and/or in lieu of a monthly positive assurance opinion, the General Partner may obtain a range of values conclusion from the independent valuation advisor and will mark each asset consistent with conclusions provided by the independent valuation advisor. However, the General Partner is ultimately responsible for determining the fair value of all applicable investments in good faith in accordance with the Fund’s valuation policies and procedures.

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

Under GAAP, the Fund accrues the cost of the servicing fees for the estimated life of its Units as an offering cost at the time the Fund sells Class A-S, Class S, Class A-B, Class B, Class A-D and Class D Units. The calculation of the estimated amount of servicing fees to be paid in future periods includes significant judgments and estimates. These include estimating the life of the Units held by a unitholder at the time of subscription, making judgments regarding market expectations and assessing historical trends. As of September 30, 2026, the Fund has accrued servicing fees of $19.6 million.

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

Fair Value Risk

The Fund’s investments do not have a readily available market price and are reported at fair value. The valuation methodologies used involve subjective judgments and projections, as determined by the General Partner in accordance with the Fund’s valuation policy. Based on the fair value of the Fund’s Portfolio Company Investments as of September 30, 2026, management estimates that an immediate, hypothetical 10% decline in the fair value of such investments would result in a decline in the Net Change in Unrealized Appreciation (Depreciation) on Investments of $168.1 million.

Exchange Rate Risk

The Fund holds investments that are denominated in foreign currencies. Those Portfolio Company Investments may expose the Fund to the risk that the value of the Portfolio Company Investments will be affected by movements in the exchange rate between the currency in which the Portfolio Company Investments are denominated and the U.S. dollar.

The Fund’s primary exposure to exchange rate risk relates to movements in the value of exchange rates between the U.S. dollar and other currencies in which the Portfolio Company Investments are denominated, net of the impact of foreign exchange hedging strategies, if any. Management estimates that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and other currencies in which the Fund’s Portfolio Company Investments were denominated as of September 30, 2026 (i.e., an increase in the value of the U.S. dollar against these foreign currencies) would result in a decline in the Net Change in Unrealized Appreciation (Depreciation) on Investments of $2.5 million.

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

Additionally, with respect to the Fund’s business operations, general increases in interest rates over time may cause the interest expense associated with the Fund’s borrowings to increase, while general decreases in interest rates over time may cause the interest expense associated with the Fund’s borrowings to decrease. The Fund has a credit facility that accrues interest at variable rates. Interest rate changes may therefore affect the amount of the Fund’s interest payments, future earnings and cash flows. As of September 30, 2026, we estimate that a one percentage point increase in interest rates would result in $0.102 million of impact to Net Increase in Net Assets Resulting from Operations.

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

We, under the supervision of and with participation of our management, including the Co-Chief Executive Officers and Principal Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Co-Chief Executive Officers and Principal Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in the Fund’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this report that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Fund may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with portfolio companies in which the Fund has an interest. The Fund may also be subject to regulatory proceedings. As of September 30, 2026, the Fund is not subject to any material legal or regulatory proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All sales of unregistered Units during the three months ended September 30, 2026 were previously disclosed.

During the three months ended September 30, 2026, the Fund repurchased Units in the following amounts:

Period	Total Number of Units Purchased	Average Price Paid per Unit(a)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs(b)
July 1, 2026 to July 31, 2026	—	—	—	—
August 1, 2026 to August 31, 2026	894,618	$31.58	894,618	—
September 1, 2026 to September 30, 2026	—	—	—	—
Total	894,618		894,618	—

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

VistaOne, L.P.

Date: November 12, 2026	By:	/s/ David A. Breach
David A. Breach, Co-Chief Executive Officer and Director
(Co-Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Monti Saroya
Monti Saroya, Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Lauren B. Dillard
Lauren B. Dillard
(Principal Financial Officer and Principal Accounting Officer)